Form 10-Q
period 2012-10-31
AVRA INC.
filed 2012-12-18
CIK 1552164

                                                                                                          UNITED STATES

                                                                              SECURITIES AND EXCHANGE COMMISSION

                                                                                                     Washington, D.C. 20549

                                                                                                                Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				October 31, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number				333-182130
AVRA INC.
(Exact name of registrant as specified in its charter)
Nevada					N/A
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
Exchange, Ocho Rios, P.O., St. Anna, Jamaica, West Indies					N/A
(Address of principal executive offices)					(Zip Code)
876-975-5471
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ ]	YES	[X]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

					[ ]	YES	[X]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer			[ ]		Accelerated filer	[ ]
Non-accelerated filer			[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
					[X]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
47,097,800 common shares issued and outstanding as of December 17, 2012.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our interim unaudited financial statements for the three and nine months ended October 31, 2012 are part of this quarterly report. All currency references in this report are to United States Dollars unless otherwise noted.

Avra Inc.

(A Development Stage Company)

Financial Statements as of October 31, 2012, and for the three and nine months ended October 31, 2012 and 2011 and for the period from December 1, 2010 (Date of Inception) to October 31, 2012

                                                                                                                                                                                                     Index

Balance Sheets (unaudited)...................................................................................................................................................... F–1

Statements of Operations (unaudited).................................................................................................................................... F–2

Statements of Cash Flows (unaudited)................................................................................................................................... F–3

Notes to the Financial Statements (unaudited)..................................................................................................................... F–4

Avra Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	October 31, 2012	January 31, 2012

ASSETS

Current Assets

Cash	$ 19,641	$ 40,527

Total Assets	$ 19,641	$ 40,527

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	$ 18,566	$ 1,048

Total Liabilities	18,566	1,048

Contingencies and Commitments

Stockholders’ Equity

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 47,097,800 and 45,832,800 shares issued and outstanding, respectively	471	458

Additional paid-in capital	44,225	41,708

Deficit accumulated during the development stage	(43,621)	(2,687)

Total Stockholders’ Equity	1,075	39,479

Total Liabilities and Stockholders’ Equity	$ 19,641	$ 40,527

The accompanying notes are an integral part of these financial statements.

Avra Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended October 31, 2012	For the Three Months Ended October 31, 2011	For the Nine Months Ended October 31, 2012	For the Nine Months Ended October 31, 2011	For the Period From December 1, 2010 (Date of Inception) to October 31, 2012

Expenses

Transfer agent & filing fees	$ 3,379	$ –	$ 4,843	$ –	$ 5,786
Foreign exchange loss	(3)	–	33	–	237
Professional fees	16,916	–	36,058	–	37,598

Total Expenses	20,292	–	40,934	–	43,621

Net Loss	$ (20,292)	$ –	$ (40,934)	$ –	$ (43,621)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ –	$ (0.00)	$ –

Weighted Average Common Shares Outstanding – Basic and Diluted	47,097,800	–	47,021,636	–

The accompanying notes are an integral part of these financial statements.

Avra Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended October31, 2012	For the Nine Months Ended October 31, 2011	For the Period From December 1, 2010 (Date of Inception) to October 31, 2012
Cash Flows from Operating Activities

Net loss	$ (40,934)	$ –	$ (43,621)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	17,518	–	18,566

Net Cash Used in Operating Activities	(23,416)	–	(25,055)

Cash Flows from Financing Activities

Proceeds from issuances of common stock	2,530	–	44,696

Net Cash Provided by Financing Activities	2,530	–	44,696

Increase (decrease) in Cash	(20,886)	–	19,641

Cash - Beginning of Period	40,527	–	–

Cash - End of Period	$ 19,641	$ –	$ 19,641

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

The accompanying notes are an integral part of these financial statements.

Avra Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US Dollars)

(Unaudited)

1.       Nature of Business Operations

Avra Inc. (the “Company”) was incorporated in the State of Nevada on December 1, 2010. The Company, based in the United States, specializes in the sales, marketing and distribution of Smart TV boxes to home consumers. Smart TV Boxes are devices that allow consumers to combine all of the benefits of the Internet with the large size and high definition capabilities of TV screens in the comfort of consumers’ living rooms.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of October 31, 2012, the Company has incurred losses totaling $43,621 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements.

2.       Summary of Significant Accounting Policies

a)       Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is January 31.

b)       Interim financial statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained elsewhere in this prospectus. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end January 31, 2012 have been omitted.

Avra Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US Dollars)

(Unaudited)

c)       Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)       Financial Instruments

The Company’s financial instruments consist principally of cash, and accounts payable and accrued liabilities. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

f)        Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At October 31, 2012, the Company has no potentially dilutive securities outstanding.

g)       Foreign Currency Translation

The Company’s planned operations will be in the United States, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

Avra Inc.

(A Development Stage Company)

Notes to the Financial Statements

(Expressed in US Dollars)

(Unaudited)

h)      Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the nine months ended October 31, 2012. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as at October 31, 2012.

i)         Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

j)        Subsequent Events

The Company’s management reviewed all material events from October 31, 2012 through the issuance date of these financial statements for disclosure consideration.

k)       Recent Accounting Pronouncements

The Company does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.       Stockholders’ Equity

The Company’s authorized capital consisted of 100,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

a)       On February 13, 2012, 965,000 shares of common stock were issued at $0.002 per share for proceeds of $1,930.

b)       On February 28, 2012, 300,000 shares of common stock were issued at $0.002 per share for proceeds of $600.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our unaudited financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$) and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Avra Inc., unless otherwise indicated.

General Overview

We were incorporated on December 1, 2010 under the laws of the State of Nevada.  Our principal executive offices are located at Exchange, Ocho Rios, P.O., St. Anna, Jamaica, West Indies.  Our telephone number is 876-975-5471.  Our fiscal year end is January 31.

We are only beginning our operations. We plan to specialize in the sales, marketing and distribution of Smart TV boxes to home consumers throughout the United States. Smart TV Boxes are devices that allow consumers to combine all of the benefits of the Internet with the large size and high definition capabilities of TV screens in the comfort of consumers’ living rooms.

Our sole officer and director Mr. David Bailey, though does not have any significant training or experience in the sales and distributions of electronics or bringing such new products to market, has a keen interest in electronics and our Smart TV business.

We anticipate that our flagship product will be a Smart Box labeled AvraKaddabra. This product will be a fully functional Smart TV Box using the Android Operating System.  Our current expectations are that the box will use the Android 2.3 operating system, but will be able to upgrade to Android 4.0 Ice Cream Sandwich in the future. We anticipate that this product will be an interactive television box that has an entire host of features which are commonly seen on other Smart TV boxes, such as Google TV and Apple TV.  Some of the more common features of the AvraKaddabra will include accessing the web, special applications for Youtube, Facebook and Twitter, Skype integration, and the ability to use the box as a wireless router for one’s home.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2012, which are included herein.

Our operating results for the three and nine months ended October 31, 2012 and 2011 are summarized as follows:

		Three Months Ended October 31,				Nine Months Ended October 31,
		2012		2011		2012		2011
Revenue	$	Nil	$	Nil	$	Nil	$	Nil

Transfer agent and filing fees		$3,379		Nil		$4,843		Nil
Foreign exchange loss (gain)		$(3)		Nil		$33		Nil
Professional fees		$16,916		Nil		$36,058		Nil
Net Income (Loss)		$(20,292)		Nil		$(40,934)		Nil

Our net loss increased primarily due to an increase in transfer agent and filing fees and professional fees incurred due to the commencement of our operations. Our net loss from inception is $43,621.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At October 31,	At January 31,
	2012	2012
Current Assets	$19,641	$40,527
Current Liabilities	$18,566	$1,048
Working Capital	$1,075	$39,479

Our total current assets as of October 31, 2012 were $19,641 as compared to total current assets of $40,527 as of January 31, 2012. The decrease was primarily due to a decrease in cash. Our total current liabilities as of
October 31, 2012 were $18,566 as compared to total current liabilities of $1,048 as of January 31, 2012. The increase in current liabilities was attributed to an increase in accounts payable and accrued liabilities.

Cash Flows

	Nine Months Ended October 31,
	2012		2011
Net Cash Used in Operating Activities	$(23,416)	$	Nil
Net Cash Provided by Financing Activities	$2,530	$	Nil
Increase (Decrease) in Cash During the Period	$(20,886)	$	Nil

Operating Activities

Cash used by operating activities increased from $Nil to $23,416 due to the operating expenses incurred during current period.

Investing Activities

We did not have any investing activities during the nine months ended October 31, 2012 and 2011.

Financing Activities

The increase in cash provided by financing activities during the nine month period ended October 31, 2012 came from the proceeds from issuances of common stock.

Plan of Operation

We are only beginning our operations. We anticipate that we will meet our ongoing cash requirements through equity or debt financing.  We estimate that our expenses over the next 12 months (beginning January 2013) will be approximately $188,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	32,000
Purchase of inventory for testing	12 months	12,000
Website and shopping cart	12 months	15,000
Management and operating costs	12 months	30,000
Salaries and consulting fees	12 months	24,000
Investor relations and capital raising	12 months	18,000
Fixed asset purchases	12 months	8,000
Social media and online sales marketing	12 months	9,000
General and administrative expenses	12 months	40,000
Total		188,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing by way of private placements.  We decided to become a reporting company to be better equipped to raise capital by providing the transparency to the public of our operations and development.   We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us.

If we are not able to raise the full amount expected to implement our business plan as anticipated, we will scale our business development in line with available capital.  Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses.  Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on product acquisition, testing and servicing costs as well as marketing and advertising of our products.  We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

If we are able to raise the required funds to fully implement our business plan, we plan to implement the below business actions in the order provided below. If we are not able to raise all required funds, we will prioritize our corporate activities as chronologically laid out below because the activity which needs to be undertaken in the initial months is prerequisite for future operations.  We anticipate that the implementation of our business will occur as follows:

November 2012 to May 2013

•         Testing of the Smart Box units acquired from various suppliers by us;

•         Design a website;

•         Design marketing materials;

•         Market products to large retailers and distributors;

•         Complete certain asset purchases such as inventory for the various products we will acquire;

•         Website and shopping cart.

June 2013 to December 2013

•         If initial testing is successful, order additional units from Smart Box suppliers;

•         Review opportunities for establishment of retail locations;

•         Attend trade shows;

•         Hire personnel to market our products;

•         Identify a distribution channel.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. Our company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by our company may differ materially and adversely from our company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At October 31, 2012, our company has no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

We do not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of quarter covered by this report. Based on the evaluation of these disclosure controls and procedures the president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Controls

During the quarter covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on June 14, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on June 14, 2012)
(31)	Rule 13a-14(d)/15d-14(d) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data Files
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith

**   Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVRA INC.
(Registrant)

Dated: December 18, 2012	/s/ DAVID BAILEY
David Bailey
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)