Form 10-K
period 2013-01-31
AVRA INC.
filed 2013-05-01
CIK 1552164

                                                                                                                       UNITED STATES

                                                                                           SECURITIES AND EXCHANGE COMMISSION

                                                                                                                  Washington, D.C. 20549

                                                                                                                               FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	January 31, 2013
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-182130
AVRA INC.
(Exact name of registrant as specified in its charter)
Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Exchange, Ocho Rios, P.O., St. Anna, Jamaica, West Indies	N/A
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	876-975-5471

                                                                                       Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

                                                                                       Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2012 was $Nil based on a $Nil average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
47,097,800 common shares as of May 1, 2013.

                                                     DOCUMENTS INCORPORATED BY REFERENCE

            None.

PART I

Item 1.           Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Avra Inc., unless otherwise indicated.

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

Our sole officer and director, Mr. David Bailey, does not have any significant training or experience in the sales and distributions of electronics or bringing such new products to market however, he has a keen interest in electronics and our Smart TV business.

We anticipate that our flagship product will be a Smart TV box labeled AvraKaddabra. This product will be a fully functional Smart TV box using the Android Operating System.  Our current expectations are that the box will use the Android 2.3 operating system, but will be able to upgrade to Android 4.0 Ice Cream Sandwich in the future. We anticipate that this product will be an interactive television box that has an entire host of features which are commonly seen on other Smart TV Boxes, such as Google TV and Apple TV.  Some of the more common features of the AvraKaddabra will include accessing the web, special applications for YouTube, Facebook and Twitter, Skype integration, and the ability to use the box as a wireless router for one’s home.

Products

In the last few years, TV technology has advanced enough to create platforms that link to the Internet in very interactive and intuitive ways. In the mid 1990’s the concept of WebTV was launched and soon after was deemed largely unsuccessful for its lack of intuitivism and weak user experience. However, in 2010, Google announced Google TV, which sparked a new wave of Smart TV devices. In September 2010, Apple announced their second iteration of their Smart TV device dubbed “Apple TV”. Apple TV as well as Google TV Smart TV boxes are both proprietary systems, using their own operating systems.

A Smart TV device is defined as either a television set itself or a set top box that connects to a TV that has integrated internet capabilities and offers more advanced computing abilities and connectivity than an ordinary television set or set top box. Smart TVs or Smart TV boxes can also be thought as an information appliance that allows the user to not only connect to the internet, but also to download and run advanced applications and plugins that allow users to customize their television watching experience to their liking. Smart TVs run competing operating systems, such as Google’s Android OS, Apple’s iOS and other Linux based operating systems.

Smart TVs in general have two basic functions. The first function is to deliver content from other computers and network-attached storage devices on the local or remote networks, such as photos, videos, music and other media. The second and more commonly known function is to provide access to Internet-based services including traditional TV broadcasts, Video On-Demand, interactive advertising, personalization, games, social networking and other multimedia applications.

Smart TV devices allow consumers to view all of the aforementioned advanced services via their flat-screen TV through a single device, as in integrated Smart TV or through a separate Smart TV box. In addition to providing access to content from TV stations, Smart TV platforms also enables users to access user-generated content, which can be watched via local storage on a hard drive or via a “Cloud Service”. Such services include YouTube, Vimeo and Flickr. Smart TV set-top boxes are increasingly commonplace among pay TV operators, as they look to meet the changing media consumption trends for more video content, advanced interactivity and Internet applications, such as social networking.

Many Smart TVs and Smart TV boxes now come prepackaged with social networking platforms and some are very well integrated into every aspect of the operating system itself. This capability allows users to receive updates and post their own updates regarding content that is currently being watched, to their social networking platform of choice, such as Facebook, Flickr and Twitter. The addition of social networking synchronization to Smart TV and other platforms may provide more interaction with both on-screen content and other viewers than is currently available to most televisions, while simultaneously providing a much more cinematic experience of the content than is currently available with most computers.

Our flagship product is a Smart TV box labeled AvraKaddabra. We expect that this product will be a fully functional Smart TV box using the Android operating system. Our current plans are to have to the box use Android 2.3, but will be able to upgrade to Android 4.0 Ice Cream Sandwich in the future. We anticipate that this product will be an interactive television box with an entire host of features that are commonly seen on other Smart TV boxes, such as Google TV and Apple TV.  Some of the more common planned features of the AvraKaddabra include accessing the web, special applications for YouTube, Facebook and Twitter, Skype integration, and the ability to use the box as a wireless router for one’s home. We also expect that the box will feature special web-widgets, which will be incorporated into the AvraKaddabra out of the box and will allow users to complete tasks very quickly without the need to open special applications. These widgets usually include a calculator, calendar, Smart box usage gauges, notes, dictionary, translator, device connection gauges and any other user preferences widgets. Widgets can also be downloaded from the android marketplace.

The intended features of the AvraKaddabra unit are outlined below.  All of these features are planned for the AvraKaddabra, but these are forward looking statements and we cannot ensure that all desired features will be implemented in the product we are able to distribute.

AvraKaddabra Features

Internet

Accessing the Internet and the World Wide Web is the most common feature on all Smart TV boxes and will be featured on the AvraKaddabra. Users will be able to access information on any website, emails, including ones that use Adobe Flash and other proprietary web languages, such as JavaScript, etc. Flash games and video will be available to be played using the AvraKaddabra and this will be a feature not available on other smart boxes, such as Apple TV. Users will be able to configure their smart boxes according to the size of their TV screen. In order for text to render correctly, users will be able to resize text to their liking. Additionally, if text appears too small, then the web browser will feature a “Reader” option, which will automatically take the text and optimally size it to the screen, similar to the iPhone’s “Reader” option in Safari.

Social Media Integration

The AvraKaddabra is expected to integrate Facebook and Twitter directly into its operating system, and will be a crucial part of the user experience. Users will be able to directly post a score of their game, tell friends what there are doing, or just share their thoughts directly from a widget on the main screen. Additionally, the “Like” button for Facebook will be included almost everywhere, so users can do things such as share their thoughts on a TV show they are currently watching, or even just comment on the TV show as they are watching it.

Users will be able to also download other applications, such as LinkedIn and social networking sites from other countries, such as China’s QQ and Weibo, which are very popular. The device will allow for maximum user customization, and therefore, after these are downloaded, the operating system will have full integration with the websites, according to the application (“App”) developers’ requirements. For example, in the future, if LinkedIn is downloaded, it would be able to work together with Skype’s video features to offer video conferencing capabilities for meetings and interviews, and the user will be able to integrate this into the LinkedIn App itself.

Android Marketplace and Apps

A major planned feature of the AvraKaddabra will be the ability to access Android’s marketplace. This will allow the user to download any of the marketplace’s hundreds of thousands of applications that are available. Users will be able to play games, such as Angry Birds or Cut The Rope. Since the user’s smartphone will be the remote control, everything can be controlled using it, including touch and swipe gestures for games. Additionally, since the AvraKaddabra will be connected through HDMI, users will be able to experience these games in crystal clear high definition 1080P.

YouTube Integration, Media Streaming and Flash Capabilities

The AvraKaddabra is expected to have a YouTube application built into it out of the box. Anytime somebody clicks on a video that links to YouTube from any website, it will automatically open an integrated YouTube App. Additionally, users will have the option to open videos directly from the website that the user is on.

YouTube, as well as other video streaming applications, such as Vimeo use Adobe Flash are heavily restricted on some platforms, such as all Apple iOS devices. This will not be a problem for AvraKaddabra users, as we plan for the box to have full Flash capabilities. The device will come packed with the latest version Adobe Flash out of the box. When new versions of Flash are available, a notification will be sent to the device and the user will have the option to download it directly to the device.

Skype Integration

We anticipate that AvraKaddabra will ship with Skype integrated into the device out of the box. Skype integration will allow for teleconferencing capabilities and will also allow for video conferencing capabilities. A webcam with a microphone will need to be connected to the box though one of the device’s USB ports in order to allow for video conferencing. Additionally, the user could attach a dedicated microphone to the device through USB, which would allow the user to speak throughout the entire room.

The user would be able to use their existing Skype account to sign in through the Skype App on the AvraKaddabra. If the account has a balance on it, the user would be able to see it on the App itself. If the user wants to call a landline phone using the Skype App, money from the balance would automatically be deducted, just as it would from one’s computer or smartphone’s Skype App. Additionally, Skype will be integrated with Facebook and other social networking sites to be able to video conference, just as one would be able to from their computer. Videoconferencing to multiple people will also be available, and will be optimal for the user’s large TV screen. This capability will be integrated into the App itself.

Device Mirroring

Device mirroring allows the content from one’s smartphone or tablet computer to be wirelessly transmitted to one’s TV screen. This allows anybody to duplicate anything they are seeing on their smartphone or tablet to their TV set, with very little lag, in high definition. Users can see any content on their smart phones or tablets, such as videos, games, photos, website content and any other content wirelessly transmitted to their TV. Audio content will also be included, so music or audio from videos would be transmitted to their TV, and will play through the TV’s integrated speakers or any stereo system that is connected to the TV.

Router Capabilities

We expect that AvraKaddabra will be able to act as a wireless router, which will eliminate the need for the purchase of a wireless router. It will feature an 802.11 N/G/B wireless connection frequencies, and can be placed next to the user’s cable modem or DSL connection though an Ethernet cable. The box will be able to transmit Wi-Fi frequencies throughout the user’s household, which will allow the user to connect to Wi-Fi on their smartphone, computer, tablet, and any other device that has Wi-Fi capabilities. The user will have full customization options, including multiple connection preferences with multiple passwords.

Distribution and Marketing

Our initial efforts will be centered in developing our brand image. In order for this to happen effectively, we expect to engage in an aggressive advertising and marketing campaign before the product’s launch. From there we will try to expand our business through several methods. These methods include:

  Trade Shows –A highly effective medium to help promote the brand of Avra Inc. as well as the AvraKaddabra Smart TV Box. It will be important for our company to effectively distinguish its system from every other Smart TV box and system that exists on the market. Our company will hire top marketers in the industry to run its trade show marketing campaigns. Our company will rent large booths at top trade shows in the U.S., such as the Consumer Electronics Show in Las Vegas.
  Electronics and Technology Blogs – It will be important for our company to get attention from top technology blogs and websites in the U.S. Such large blogs include Engadget.com, Gizmodo.com and Wired.com. The reviews and attention that these weblogs provide are key to the success of a lot of technology companies in the U.S. Casual readers as well as professionals in the community read these blogs on a daily basis to be informed on the latest news. This is an effective way of getting positive attention for our company. In addition, this is a free way of getting the message out.
  Word of Mouth – Since it is imperative for our company to build a brand image, it will rely on word of mouth to help sustain its business. This will be kick started by effective advertising in other areas, such as TV advertising and Internet advertising. Later on people will tell their friends how great the AvraKaddabra device is.
  Google Ads and Local Websites – We plan to advertise on the Internet on local websites, including Google Ads on popular local social and news websites. This is a highly effective method of obtaining younger and more internet-savvy customers.
  Traditional Advertising- Advertising, such as on billboards, magazines, newspapers, and local television stations are an effective method of gaining customers of all demographics.

We plan to sell our AvraKaddabra Smart TV box through a number of distribution channels. These will include:

  Large Electronics Retail Outlets – Stores such as Best Buy and Sears have proved to be the best way of selling items such as electronics and other related products. However, we hope to gradually depend less on these stores as time goes by and as Internet selling picks up steam.  We do not currently have any arrangements to place our products in these retail outlets and there can be no assurance that we will be able to make such arrangements.
  Smaller Retail Outlets – Small and local stores in areas where larger retail outlets do not exist will prove to be an effective channel of distribution when the product launches.  However, as Internet sales pick up, our company will gradually lessen our dependence on this method. We do not currently have any arrangements to place our products in these retail outlets and there can be no assurance that we will be able to make such arrangements.
  Internet Sales – We will depend largely on this method of sales heavily as this product will be mainly targeted to Internet and technology savvy consumers, who primarily buy items like the AvraKaddabra on the Internet. Our company plans to sell via our own website www.avrakadabbra.com in addition to major electronics websites, such as Bestbuy.com, Amazon.com, Ebay.com. Our website is currently under construction and expected to be launched by the end of September 2013.

Competition

The home electronics industry is highly competitive. We are a new development stage company and have a weak competitive position in the industry. We compete with junior and senior home electronics companies.  Many of the home electronics companies with which we compete for financing and for the acquisition of customers have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on product development, marketing and distribution. This advantage could enable our competitors to acquire larger market share and develop more competitive products. Such competition could adversely impact our ability to attain the financing necessary for us to develop our business plan.

In the face of competition, we may not be successful in sufficient market share to make our business profitable.  Despite this, we hope to compete successfully in the home electronics industry by:

  keeping our costs low;
  relying on the strength of our management’s passion and knowledge of the market; and
  using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Government Regulations

There are no governmental regulations that are material to our operations.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Intellectual Property

We have not filed for any protection of our trademark, and we do not have any other intellectual property.  We have reserved the domain name www.avrakadabbra.com  and begun the development of our website.

Employees

We do not have any employees.  Our sole director and officer is anticipated to devote approximately 30 hours per week to our affairs.  We also engage a number of consultants.

Research and Development

We have incurred $Nil in research and development expenditures over the last two fiscal years.

Purchase of Significant Equipment

We anticipate purchasing approximately $12,000 worth of inventory for testing over the twelve months.

Item 1A.        Risk Factors

Risks Related to Our Business

We do not expect positive cash flow from operations in the near term. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business.

We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates.

We will depend almost exclusively on outside capital to pay for the continued property acquisitions. Such outside capital may include the sale of additional stock and/or commercial borrowing. We can provide no assurances that any financing will be successfully completed.

Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and limited tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. Our company’s operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to on a profitable basis. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We have engaged in the business of distributing Smart TV hardware in the United States. We have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon our ability to acquire inventory, establish a distribution network and create a customer base, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We have a limited operating history upon which an evaluation of our prospects can be made, and we received a going concern qualification from our auditors; there can be no assurance we will succeed.

We have been in business since December 2010. We have had limited operations to date upon which to evaluate our business prospects. We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management’s potential underestimate of initial and ongoing costs. We also face the risk that we may not be able to effectively implement our business plan. If we are not effective in addressing these risks, we may not operate profitably and we may not have adequate working capital to meet our obligations as they become due. The report of our independent registered public accounting firm with respect to our audited financial statements in this annual report includes a “going concern” paragraph indicating that our lack of revenues and accumulated losses raise substantial doubt about our ability to continue as a going concern.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our development stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from our operations, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

The loss of David Bailey, our president, chief executive officer, chief financial officer, treasurer, secretary and director would harm our business and decrease our ability to operate profitably.

We will rely heavily on David Bailey to conduct our operations and the loss of this individual could significantly disrupt our business. Virtually all material decisions concerning the conduct of our business are made or are significantly influenced by David Bailey. While we believe that we may be able to enter into an executive services agreement with David Bailey, we cannot assure you that we will be able to enter into such an agreement in the near future, if at all. Should we fail to enter into an acceptable agreement with David Bailey, we may not be able to maintain the visibility in the industry that is necessary to maintain and extend our production, financing and distribution agreements which will lead to a loss of revenues and profitability.

We may not succeed in effectively marketing Avra Smart TV boxes, which could prevent us from acquiring customers and achieving significant revenues.

The amount of sufficient funds we need to carry out all of our anticipated advertising and marketing efforts over a 12 month period is $55,000.  Effective use of this budget will allow us to engage in an advertising and marketing campaign before the product is launch. This will include social media and online sales marketing and creating a website with a shopping cart.  Our initial marketing efforts will be centered in developing our brand image. With this budget we can advance our company and awareness of its products to a point where sales orders can be generated.  However, a significant component of our business strategy is the development of a market for our Smart TV products in the United States. Due to the competitive nature of the retail industry, if we do not market our Smart TV products effectively we may fail to attract customers or achieve significant revenues.  Promoting our Smart TV products will depend largely on our ability to hire sufficient sales and marketing personnel as well as targeting the appropriate merchandising outlets. We believe that it will cost approximately $55,000 in the next 12 months to successfully advertise and market our product. Although we believe that $55,000 will provide sufficient marketing opportunities, there is no assurance that we will be able to acquire or retain customers from our marketing efforts. As of January 31, 2013, we did not have sufficient funds to carry out all our anticipated advertising and marketing efforts and there can be no assurance that we will be able to raise the required funds, if we cannot secure additional financing on acceptable terms we will have to cease or suspend our marketing efforts.

Our ability to market our product successfully is also dependent on external factors over which we may have little or no control, including the performance of our suppliers, third-party carriers and networking vendors. We also rely on third parties for information, including product characteristics that we present to consumers, which may, on occasion, be inaccurate. Our failure to provide our customers with a product that meets their expectations, for any reason, could substantially harm our reputation and prevent us from developing Avra as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships and, as a result, substantially harm our business and results of operations.

Competition from electronics companies with greater brand recognition and resources may result in our inability to continue with our operations or prevent us from achieving significant revenues.

The electronics industry is highly competitive and new brands and products are being launched all the time. The competitive nature of the retail industry as a whole means that we have to establish our product at the right price, ensure that the packaging is appealing and ensure that our product is distributed through the appropriate channels. It is very likely that we will be subjected to price pressure on our product and this could result in reduced gross margins, which in turn could substantially harm our business and results of operations. Current and potential competitors include independent or online electronics retailers which offer competitive products, or which may see a market to develop a product similar to ours.

Many electronics retailers and manufacturers have advantages over us, including longer operating histories, greater brand recognition, existing customer and supplier relationships, and significantly greater financial, marketing and other resources. Some of these retailers may be able to devote substantially more resources to developing new products, or they may have contacts with other companies that devote themselves full time to developing new products. In addition, larger, more established and better capitalized entities may acquire, invest or partner with traditional and online competitors as use of the Internet and other online services increases.

The costs associated with any warranty repair or replacement or any product recall could increase our operating costs and prevent us from becoming profitable.

We plan to implement warranty coverage on our products based on our best estimate of what will be required to settle any product defect claims or issues. However, we may be forced to incur costs above this amount if our estimates are incorrect or if we, our suppliers or government regulators decide to recall a product or input because of a known or suspected performance issue, even if we are only required to participate voluntarily in the recall. Once we begin distributing our Smart TV boxes we may also incur liability related to any manufacturing defects that our products contain. If we are obligated to repair or replace any of our products our operating costs could increase if the actual costs differ materially from our estimates, which could prevent us from becoming profitable.

Our management beneficially owns approximately 58% of the shares of common stock and their interest could conflict with the investors which could cause the investor to lose all or part of the investment.

David Bailey, our sole director, president, chief executive officer, chief financial officer, treasurer and secretary owns, or has control over, approximately 58% of our issued and outstanding common stock. As such, Mr. Bailey is able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of our management but not in the interest of the shareholders. This beneficial ownership and potential effective control on all matters relating to our business and operations could eliminate the possibility of shareholders changing the management in the event that the shareholders did not agree with the conduct of the officers and directors. Additionally, the shareholders would potentially not be able to obtain the necessary shareholder vote to affect any change in the course of our business. This lack of shareholder control could prevent the shareholders from removing from the board of directors any directors who are not managing our company with sufficient skill to make it profitable, which could prevent us from becoming profitable.

Since our sole officer and director does not have significant training or experience in the electronics industry, our business could suffer irreparable harm as a result of his decisions and choices and you could lose your entire investment.

Though, as our sole director and officer, David Bailey, is indispensable to our operations, he does not have any significant training or experience in the sales of electronics and bringing such new products to market. Without such direct training or experience, he may not be fully aware of many of the specific requirements related to working within this environment. Our sole officer and director’s decisions and choices may therefore fail to take into account standard technical or managerial approaches which other companies in the electronics business commonly use. Consequently, our operations, earnings, and ultimately our ability to carry on business could suffer irreparable harm, which could result in the total loss of your investment.

Our Bylaws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our Bylaws contain provisions with respect to the indemnification of our officers and directors against all costs, charges and expenses, including an amount paid to settle an action or satisfy a judgment, actually and reasonably incurred by him, including an amount paid to settle an action or satisfy a judgment in a civil, criminal or administrative action or proceeding to which he is made a party by reason of his being or having been one of our directors or officers.

Investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share if we issue additional shares for significant amount of services or raise funds through the sale of equity securities.

Our organizing documents authorize the issuance of 200,000,000 shares of common stock with a par value of $0.00001. In the event that we are required to issue any additional shares or enter into private placements to raise financing through the sale of equity securities, investors' interests in our company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional shares, such issuances also will cause a reduction in the proportionate ownership and voting power of all other shareholders. Further, any such issuance may result in a change in our control.

Our sole director and officer is a resident of Jamaica and investors may have difficulty enforcing any judgments against him within the United States.

Our sole director and officer is a resident of Jamaica, and all or a substantial portion of his assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our sole officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Risks Relating to the People’s Republic of China

We may be required to maintain various licenses and permits regarding our manufacturing business, and the loss of or failure to renew any or all of these licenses and permits may require the temporary or permanent suspension of some or all of our operations.

In accordance with the laws and regulations of the PRC, we may be required to maintain various licenses and permits if we start to outsource our manufacturing in China. Failure to maintain these licenses, or the loss of or failure to renew such licenses and production permits, could result in the temporary or permanent suspension of some or all of our production or distribution operations and could adversely affect our revenues and profitability.

It may be difficult to affect service of process and enforcement of legal judgments upon our third-party partners who reside outside the United States.

If disputes occur between our third-party partners outside United States and us, service of process on such third-party partner may be difficult to effect within the United States. Also, if main assets of such third-party partner are located in PRC and any judgment obtained in the United States against them may not be enforceable outside the United States.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property, and other matters. We attempt to make every effort to ensure that our operations in China once started are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We will be subject to the Foreign Corrupt Practices Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business, once we have agreements with third parties in China. The PRC also strictly prohibits bribery of government officials. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Risks Related to the Ownership of Our Stock

Because there is no public trading market for our common stock, you may not be able to resell your shares.

There is currently no public trading market for our common stock. Therefore, there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you do wish to resell your shares, you will have to locate a buyer and negotiate your own sale. As a result, you may be unable to sell your shares, or you may be forced to sell them at a loss.

We intend to engage a market maker to apply to have our common stock quoted on the OTC Bulletin Board. This process takes at least 60 days and the application must be made on our behalf by a market maker. If our common stock becomes quoted on the OTC Bulletin Board and a market for the stock develops, the actual price of our shares will be determined by prevailing market prices at the time of the sale.  We do not currently meet the existing requirements to be quoted on the OTC Bulletin Board and there is no assurance that we will ever be able to meet those requirements.

We cannot assure you that there will be a market in the future for our common stock. The trading of securities on the OTC Bulletin Board is often sporadic and investors may have difficulty buying and selling our shares or obtaining market quotations for them, which may have a negative effect on the market price of our common stock. You may not be able to sell your shares at their purchase price or at any price at all. Accordingly, you may have difficulty reselling any shares you purchase from the selling security holders.

We are deemed as a “shell company” under the Rule 12b-2 of the Exchange Act of 1934 (the “Exchange Act”), so resale of our shares is not permitted under Rule 144(i) until 12 months after our company is no longer considered a shell company.

We are deemed as a shell company as defined by Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act defines a “shell company” as a registrant that has “nominal operations” and “assets consisting solely of cash and cash equivalents and nominal other assets.” Our shell company status prevents investor to resell our shares under Rule 144(i) unless and until 12 months after we are no longer considered a shell company. We cannot predict that if and when we may no longer be considered as a shell company. Investors may be unable to liquidate their investment under Rule 144(i) for an indefinite long period of time.

The continued sale of our equity securities will dilute the ownership percentage of our existing stockholders and may decrease the market price for our common stock.

Given our lack of revenues and the doubtful prospect that we will earn significant revenues in the next several years, we will require additional financing of $179,000 for the next 12 months, which will require us to issue additional equity securities. We expect to continue our efforts to acquire financing to fund our planned development and expansion activities, which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

We do not intend to pay dividends and there will thus be fewer ways in which you are able to make a gain on your investment.

We have never paid dividends and do not intend to pay any dividends for the foreseeable future. To the extent that we may require additional funding currently not provided for in our financing plan, our funding sources may prohibit the declaration of dividends. Because we do not intend to pay dividends, any gain on your investment will need to result from an appreciation in the price of our common stock. There will therefore be fewer ways in which you are able to make a gain on your investment.

Because the SEC imposes additional sales practice requirements on brokers who deal in shares of penny stocks, some brokers may be unwilling to trade our securities. This means that you may have difficulty reselling your shares, which may cause the value of your investment to decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of Exchange Act which imposes additional sales practice requirements on brokers-dealers who sell our securities in this offering or in the aftermarket.  For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf.  Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock.  This could prevent you from reselling your shares and may cause the value of your investment to decline.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer.  Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things.  Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers.  Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Our security holders may face significant restrictions on the resale of our securities due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (i) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (ii) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state.  Before a security is sold in a state, there must be a registration in place to cover the transaction, or the transaction must be exempt from registration. The applicable broker must be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as the market-makers for our common stock.  There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities.  You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls will be time-consuming, difficult, and costly.

It will be time-consuming, difficult and costly for us to develop and implement the internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act.  We may need to hire additional personnel to do so, and if we are unable to comply with the requirements of the legislation we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires publicly traded companies to obtain.

Under Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our Annual Report on Form 10-K for our fiscal year ending January 31, 2013.  We will soon begin the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management’s time and attention from revenue-generating activities to compliance activities.  While we expect to expend significant resources to complete this important project, we may not be able to achieve our objective on a timely basis.

Certain of our existing stockholders have substantial influence over us and their interests may not be aligned with the interests of our other stockholders.

David Bailey owns approximately 58% of our outstanding voting securities.  Mr. Bailey is also our sole officer and director.  Mr. Bailey, due to his shareholdings and position with our company, has significant influence over our business, including decisions regarding mergers, consolidations, liquidations, the sale of all or substantially all of our assets, the election of directors and other significant corporate actions.  This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our assets or reduce the market price of our shares.

We are an “emerging growth company” and any decision on our part to comply only with certain reduced disclosure requirements applicable to “emerging growth companies” could make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have elected to opt in to the extended transition period for complying with the revised accounting standards.

Because we have elected to defer compliance with new or revised accounting standards, our financial statement disclosure may not be comparable to similar companies.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it.  Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry.  If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Item 1B.        Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.           Properties

Our principal executive offices are located at Exchange, Ocho Rios, P.O., St. Anna. Jamaica, West Indies.  Our telephone number is 876-975-5471.  Our office space is donated, free of charge, by our sole director and officer.

Item 3.           Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.           Mine Safety Disclosures

Not applicable.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any exchange. We intend to engage a market maker to apply to have our common stock quoted on the OTC Bulletin Board however, there is no guarantee that we will obtain a listing.

There is currently no trading market for our common stock and there is no assurance that a regular trading market will ever develop. OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

To have our common stock quoted or listed on any of the public trading markets, including the OTC Bulletin Board, we will require a market maker to sponsor our securities. We have not yet engaged any market maker to sponsor our securities and there is no guarantee that our securities will meet the requirements for quotation or that our securities will be accepted for listing on the OTC Bulletin Board. This could prevent us from developing a trading market for our common stock.

Our common shares are issued in registered form. Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725 Telephone: 813-344-4490; Facsimile: 386-267-3124, is the registrar and transfer agent for our common shares.

Holders

As of April 24, 2013, there were 42  holders of record of our common stock. As of such date, 47,097,800 shares of our common stock were issued and outstanding.

Dividend Policy

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future.  The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than set out below, we did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2013 and 2012.

Since our inception on December 1, 2010, we completed the following sales of unregistered securities:

(a)                 From inception through January 31, 2012, we issued 18,332,800 common shares to 38 shareholders for proceeds of $36,666;

(b)                 Subsequent to January 31, 2012, we issued an additional 1,265,000 common shares to three shareholders for proceeds of $2,530.

All of these shares were issued without a prospectus pursuant to Regulation S of the Securities Act.  Our reliance upon Rule 903 of Regulation S was based on the fact that the sale of the securities was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. Each investor was not a U.S. person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a U.S. person.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended January 31, 2013.

Item 6.           Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report.  The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for our Years Ended January 31, 2013 and 2012

Our net loss for the years ended January 31, 2013 and 2012, and the period from December 1, 2010 (inception) to January 31, 2013 are summarized as follows:

	Year ended January 31, 2013	Year ended January 31, 2012	Period From December 1, 2010 (Inception) to January 31, 2013
Transfer agent and filing fees	$12,732	$943	$13,675
Bank charges and interest	87	Nil	87
Foreign exchange (gain) loss	(12)	204	192
Professional fees	36,658	1,540	38,198
Net loss	$(49,465)	$(2,687)	$(52,152)

General and Administrative

In the year ended January 31, 2013, we incurred net loss of $49,465 compared to $2,687 in the year ended January 31, 2012.  From December 1, 2010 (inception date) to January 31, 2013, we incurred a net loss of $52,152. Our net loss increased $46,778 from January 31, 2012 to January 31, 2013 primarily as a result of an increase in our transfer agent, filing fees and our professional fees.

Revenue

We have not earned any revenues since our inception .

Liquidity and Financial Condition

Working Capital

	At January 31, 2013	At January 31, 2012
Current assets	$650	$40,527
Current liabilities	8,106	1,048
Working capital (deficit)	$(7,456)	$39,479

Our total current assets as of January 31, 2013 were $650 as compared to total current assets of $40,527 as of January 31, 2012. The decrease was primarily due to payment for our transfer agent and filing fees, and our professional fees. Our total current liabilities as of January 31, 2013 were $8,106 as compared to total current liabilities of $1,048 as of January 31, 2012. The increase of $7,058 in current liabilities was attributed to an increase in our accounts payable and accrued liabilities.

Cash Flows

		Years Ended
		January 31,		January 31,
		2013		2012
Cash flows used in operating activities		$(43,057)		$(1,639)
Cash flows provided by (used in) investing activities	$	Nil	$	Nil
Cash flows provided by financing activities		$2,530		$42,166
Net increase (decrease) in cash during the year		$(40,527)		$40,527

Operating Activities

Cash used by operating activities increased $41,418 from $1,639 to $43,057 due to the operating expenses and the filing requirements incurred during the current period.

Investing Activities

We did not have any investing activities during the years ended January 31, 2013 and 2012.

Financing Activities

The $39,636 decrease in cash provided by financing activities during the year ended January 31, 2013 was primarily due to less shares issued compared to the year ended January 31, 2012.

Plan of Operation

We are only beginning our operations. We anticipate that we will meet our ongoing cash requirements through equity or debt financing.  We estimate that our expenses over the next 12 months (beginning February 2013) will be approximately $179,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	32,000
Purchase of inventory for testing	12 months	12,000
Website and shopping cart	12 months	6,000
Management and operating costs	12 months	30,000
Salaries and consulting fees	12 months	24,000
Investor relations and capital raising	12 months	18,000
Fixed asset purchases	12 months	8,000
Social media and online sales marketing	12 months	9,000
General and administrative expenses	12 months	40,000
Total		179,000

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

If we are not able to raise the full $179,000 to implement our business plan as anticipated, we will scale our business development in line with available capital.  Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses.  Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on product acquisition, testing and servicing costs as well as marketing and advertising of our products.  We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

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

May 2013  to September 2013

  Continual Testing of the Smart box units acquired from various suppliers by us as technology is changing very quickly.
  Complete and launch our company website.
  Design marketing materials.
  Market products to large retailers and distributors.
  Complete certain asset purchases such as inventory for the various products we will acquire.

October 2013 to April 2014

  If initial testing is successful, order additional units from Smart box suppliers and manufacturers.
  Review opportunities for establishment of retail locations.
  Attend trade shows.
  Hire personnel to market our products

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Going Concern

These accompanying consolidated financial statements have been prepared on a going concern basis, which implies our company will continue to realize its assets and discharge its liabilities in the normal course of business. Our company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. As of January 31, 2013, our company has accumulated losses of $52,152 since inception and has a working capital deficit of $7,456. These factors raise substantial doubt about our company’s ability to continue as a going concern.  Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund capital expenditures, working capital and other cash requirements for the year ending January 31, 2013.  The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain sufficient equity financing and the attainment of profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is   based upon the accompanying consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America and are expressed in United States Dollars.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Foreign Currency Translation

Our company’s planned operations will be in the United States, which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to our company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk. Our company’s functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into US dollars are included in current results of operations.

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the year ended January 31, 2013. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our final test procedures and the customer’s acceptance. Our company has not made any sales as at January 31, 2013.

Recent Accounting Pronouncements

Our company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.           Financial Statements and Supplementary Data

Avra Inc.

(A Development Stage Company)

As of and for the years ended January 31, 2013 and 2012

And for the period from December 1, 2010 (inception) to January 31, 2013

Index
Report of Independent Registered Public Accounting Firm	F–1

Balance Sheets	F–2

Statements of Operations	F–3

Statement of Changes in Stockholders’ Equity (Deficit)	F–4

Statements of Cash Flows	F–5

Notes to the Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Avra Inc.
St. Anna, Jamaica

We have audited the accompanying balance sheets of Avra Inc. as of January 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended January 31, 2013 and 2012, and for the period from December 1, 2010 (inception) to January 31, 2013.  Avra Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avra Inc. as of January 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended and for the period from December 1, 2010 (inception) to January 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Avra Inc. will continue as a going concern.  As discussed in Note 1 to the financial statements, Avra Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs,PC
www.gbhcpas.com
Houston, Texas
May 1, 2013

Avra Inc.

(A Development Stage Company)

Balance Sheets

	January 31, 2013	January 31, 2012

ASSETS

Current Assets

Cash	$ –	$ 40,527
Prepaid expense	650	–

Total Assets	$ 650	$ 40,527

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	$ 8,106	$ 1,048

Total Liabilities	8,106	1,048

Contingencies and Commitments

Stockholders’ Equity (Deficit)

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 47,097,800 and 45,832,800 shares issued and outstanding, respectively	471	458

Additional paid-in capital	44,225	41,708

Deficit accumulated during the development stage	(52,152)	(2,687)

Total Stockholders’ Equity (Deficit)	(7,456)	39,479

Total Liabilities and Stockholders’ Equity (Deficit)	$ 650	$ 40,527

The accompanying notes are an integral part of these financial statements.

Avra Inc.

(A Development Stage Company)

Statements of Operations

	Year Ended January 31, 2013	Year Ended January 31, 2012	Period From December 1, 2010 (Inception) to January 31, 2013

Expenses

Bank charges & interest	$ 87	$ –	$ 87
Transfer agent & filing fees	12,732	943	13,675
Foreign exchange (gain) loss	(12)	204	192
Professional fees	36,658	1,540	38,198

Total Expenses	49,465	2,687	52,152

Net Loss	$ (49,465)	$ (2,687)	$ (52,152)

Net Loss per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	47,044,030	4,721,460

The accompanying notes are an integral part of these financial statements.

Avra Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

From the Period from December 1, 2010 (Inception) to January 31, 2013

			Additional	Deficit Accumulated During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance – December 1, 2010 (Inception)	–	$ –	$ –	$ –	$ –

Net loss for the period	–	–	–	–	–

Balances – January 31, 2011	–	–	–	–	–

Issuance of common stock at $0.0002 per share	27,500,000	275	5,225	–	5,500

Issuance of common stock at $0.002 per share	18,332,800	183	36,483	–	36,666

Net loss for the period	–	–	–	(2,687)	(2,687)

Balances – January 31, 2012	45,832,800	458	41,708	(2,687)	39,479

Issuance of common stock at $0.002 per share	965,000	10	1,920	–	1,930

Issuance of common stock at $0.002 per share	300,000	3	597	–	600

Net loss for the period	–	–	–	(49,465)	(49,465)

Balances – January 31, 2013	47,097,800	$ 471	$ 44,225	$ (52,152)	$ (7,456)

The accompanying notes are an integral part of these financial statements.

Avra Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended January 31, 2013	Year Ended January 31, 2012	Period From December 1, 2010 (Date of Inception) to January 31, 2013

Cash Flows from Operating Activities

Net loss	$ (49,465)	$ (2,687)	$ (52,152)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expense	(650)	–	(650)
Accounts payable and accrued liabilities	7,058	1,048	8,106

Net Cash Used in Operating Activities	(43,057)	(1,639)	(44,696)

Cash Flows from Financing Activities

Proceeds from issuances of common stock	2,530	42,166	44,696

Net Cash Provided by Financing Activities	2,530	42,166	44,696

Increase (decrease) in Cash	(40,527)	40,527	–

Cash - Beginning of Period	40,527	–	–

Cash - End of Period	$ –	$ 40,527	$ –

Supplementary Information:
Interest paid	$ –	$ –	$
Income taxes paid	$ –	$ –	$ –

The accompanying notes are an integral part of these financial statements.

Avra Inc.

(A Development Stage Company)

Notes to the Financial Statements

1.     Nature of Business and Continuance of Operations

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of January 31, 2013, the Company has working capital deficit of $7,456 and has incurred losses totaling $52,152 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s management plans to raise funds in the next 12 months through a combination of debt financing and equity financing by way of private placements.

2.     Summary of Significant Accounting Policies

a)     Basis of Presentation

These financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars. The Company’s fiscal year end is January 31.

b)     Use of Estimates

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

c)     Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)     Financial Instruments

The Company’s financial instruments consist principally of cash, and accounts payable and accrued liabilities. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

Avra Inc.

(A Development Stage Company)

Notes to the Financial Statements

2. Summary of Significant Accounting Policies (continued)

e)     Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At January 31, 2013, the Company has no potentially dilutive securities outstanding.

f)      Foreign Currency Translation

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

g)    Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the years ended January 31, 2013 and 2012. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales during the years ended January 31, 2013 and 2012.

h)     Income Taxes

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

i)      Subsequent Events

The Company’s management reviewed all material events from January 31, 2013 through the issuance date of these financial statements for disclosure consideration.

j)      Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3 .    Income Taxes

The Company is subject to United States federal income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended January 31, 2013	Year Ended January 31, 2012

Income tax benefit computed at the statutory rate	$ 17,313	$ 940
Change in valuation allowance	(17,313)	(940)

Provision for income taxes	$ –	$ –

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates, are as follows:

	January 31, 2013	January 31, 2012
Deferred tax assets:
Net operating losses	$ 18,253	$ 940
Valuation allowance	(18,253)	(940)

Net deferred tax assets	$ –	$ –

The Company has net operating loss carryforwards of $52,152 which expire commencing in 2030.

4.     Stockholders’ Equity

The Company’s authorized capital consisted of 100,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

a)     On December 1, 2011, 27,500,000 shares of common stock were issued to the sole director of the Company at $0.0002 per share for cash proceeds of $5,500.

b)     On January 31, 2012, 18,332,800 shares of common stock were issued to investors at $0.002 per share for cash proceeds of $36,666.

c)     On February 13, 2012, 965,000 shares of common stock were issued to investors at $0.002 per share for cash proceeds of $1,930.

d)     On February 28, 2012, 300,000 shares of common stock were issued to investors at $0.002 per share for cash proceeds of $600.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer). We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2013. Based upon the evaluation of our disclosure controls and procedures as of the January 31, 2013, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and our receipts and expenditures of are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The material weakness relates to the lack of segregation of duties in our financial reporting process and our utilization of outside third party consultants. We do not have a separately designated audit committee. This weakness is due to our lack of sufficient working capital to hire additional staff. To remedy this material weakness, we intend to engage an internal accounting staff to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control

During our fiscal year ended January 31, 2013, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.        Other Information

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Our directors will serve in that capacity until our next annual shareholder meeting or until their successors are elected and qualified.  Officers hold their positions at the will of our board of directors.  There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Name	Position Held with our Company	Age	Date First Elected or Appointed
David Bailey	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	28	November 21, 2011

(1)     David Bailey was appointed as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company on November 21, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

David Bailey - President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director

David Bailey has acted as president, chief executive officer, chief financial officer, treasurer, secretary and director of our company since November 21, 2011.  Mr. Bailey has a Bachelor of Science degree in Mathematics and Computer Science from the Northern Caribbean University located in Manchester, Jamaica.  In addition, in 2007 Mr. Bailey also received his teacher’s diploma from the Micro University College of Kingston, Jamaica, in Mathematics and Geography where he was given an award for outstanding performance in Mathematics.

Since September 2007 Mr. Bailey has been working with the Ministry of Education as a mathematics teacher at Iona High School of Tower Isle, St. Mary, which is a government, operated secondary education institution that prepares students with certification to enter tertiary institutions.  With the same high school in 2008 Mr. Bailey was appointed to the Head of Mathematics where he continues to prepare individual students for their future.

Mr. Bailey has a keen interest in electronics and we appointed him to our board of directors due to his passion for our Smart TV business.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.       been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.       had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.       been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.       been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.       been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.       been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Other Directorships

None of our directors hold any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Board of directors and Director Nominees

Since our board of directors does not include a majority of independent directors, the decisions of the board regarding director nominees are made by persons who have an interest in the outcome of the determination.  The board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted.  Unless otherwise determined, at any time not less than 90 days prior to the next annual board meeting at which the slate of director nominees is adopted, the board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders.  If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission.  The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the board, as well as a list of references.

The board identifies director nominees through a combination of referrals from different people, including management, existing board members and security holders.  Once a candidate has been identified, the board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation.  If the board believes it to be appropriate, board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the board.

Some of the factors which the board considers when evaluating proposed nominees include their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions.  The board may request additional information from each candidate prior to reaching a determination.  The board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, directors and employees.  When we do adopt a code of ethics, we will disclose it in a Current Report on Form 8-K.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended January 31, 2013. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended January 31, 2013, our only standing committee of the board of directors was our audit committee which is comprised of our entire board of directors.

Audit Committee

Currently our audit committee consists of our entire board of directors.  We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During the fiscal year ended January 31, 2013, aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that none of the members of our audit committee qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Item 11.         Executive Compensation

The particulars of the compensation paid to the following persons:

a)       our principal executive officer;

b)       each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2013 and 2012; and

c)       up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2013 and 2012;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Non-qualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
David Bailey(1) President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Sheldon Haynes(2) former President, Chief Executive Officer, Chief Financial Officer, Treasurer and and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)     David Bailey was appointed president, secretary, treasurer and as a director on November 21, 2011.

(2)     Sheldon Haynes resigned as president, chief executive officer, chief financial officer, treasurer, secretary and director on November 21, 2011.

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception.  We do not have any stock option plans.

Management Agreements

We have not entered into any management agreements with either one of our executive officers.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to January 31, 2013.  We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our board of directors or by any compensation committee that may be established.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers.  We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Compensation Committee

We do not currently have a compensation committee of the board of directors or a committee performing similar functions.  The board of directors as a whole participates in the consideration of executive officer and director compensation.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 24, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
David Bailey(2) Exchange, Ocho Rios, P.O. St. Anna, Jamaica, West Indies	27,500,000 Common Shares	58%
Directors and Executive Officers as a Group (1 person)	27,500,000 Common Shares	58%

5% Security Holders
David Bailey(2) Exchange, Ocho Rios, P.O. St. Anna, Jamaica, West Indies	27,500,000 Common Shares	58%

(1)     Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 24, 2013.  As of April 24, 2013, there were 47,097,800  shares of our company’s common stock issued and outstanding.

(2)     David Bailey was appointed president, chief executive officer, chief financial officer, treasurer, secretary and director on November 21, 2011.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.  There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, David Bailey.  We have determined that our director is not an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Item 14.         Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended December 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	January 31, 2013 $	January 31, 2012 $
Audit Fees	12,350	3,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	12,350	3,500

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

(a)     Financial Statements

(1)     Financial statements for our company are listed in the index under Item 8 of this document

(2)     All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)     Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on June 14, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on June 14, 2012)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)**	Interactive Data File (Form 10-K for the year ended December 31, 2012 furnished in XBRL).
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*              Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AVRA INC.
(Registrant)
Dated: May 1, 2013	/s/ DAVID BAILEY
David Bailey
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:May 1, 2013	/s/ DAVID BAILEY
David Bailey
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)