Form 10-Q
period 2013-04-30
AVRA INC.
filed 2013-06-13
CIK 1552164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			April 30, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-182130
AVRA INC.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Exchange, Ocho Rios, P.O., St. Anna, Jamaica, West Indies				N/A
(Address of principal executive offices)				(Zip Code)
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

[X] YES	[ ]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

				[X]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]		Accelerated filer			[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[ ]	YES	[X]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
47,097,800 common shares issued and outstanding as of June 13, 2013.

Table of Contents

PART I – FINANCIAL INFORMATION                                                                                                             3

Item 1.       Financial Statements                                                                                                                     3

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                         5

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                                                                 10

Item 4.       Controls and Procedures                                                                                                               10

PART II – OTHER INFORMATION                                                                                                                  11

Item 1.       Legal Proceedings                                                                                                                        11

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.       Defaults Upon Senior Securities                                                                                                      11

Item 4.       Mine Safety Disclosures                                                                                                                11

Item 5.       Other Information                                                                                                                         11

Item 6.       Exhibits                                                                                                                                      12

SIGNATURES                                                                                                                                               13

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

Our interim unaudited financial statements as of April 30, 2013 and for the three months ended April 30, 2013 are part of this quarterly report. All currency references in this report are to United States Dollars unless otherwise noted.

Avra Inc.

(A Development Stage Company)

April 30, 2013

                                                                                                                                                                                                      Index

Balance Sheets (unaudited)..................................................................................................................................................... F–1

Statements of Operations (unaudited).................................................................................................................................... F–2

Statements of Cash Flows (unaudited).................................................................................................................................. F–3

Notes to the Financial Statements (unaudited)..................................................................................................................... F–4

Avra Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	April 30, 2013	January 31, 2013

ASSETS

Current Assets

Cash	$ 119	$ –
Prepaid expense	–	650

Total Assets	$ 119	$ 650

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 18,800	$ 8,106

Total Liabilities	18,800	8,106

Contingencies and Commitments

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 47,097,800 shares issued and outstanding	471	471

Additional paid-in capital	44,225	44,225

Deficits accumulated during the development stage	(63,377)	(52,152)

Total Stockholders’ Deficit	(18,681)	(7,456)

Total Liabilities and Stockholders’ Deficit	$ 119	$ 650

The accompanying notes are an integral part of these unaudited financial statements.

Avra Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended April 30, 2013	For the Three Months Ended April 30, 2012	For the Period From December 1, 2010 (Date of Inception) to April 30, 2013

Expenses

Bank charges & interest	$ –	$ –	$ 87
Transfer agent & filing fees	925	119	14,600
Foreign exchange (gain) loss	(63)	(62)	129
Professional fees	10,363	6,305	48,561

Total Expenses	11,225	6,362	63,377

Net Loss	$ (11,225)	$ (6,362)	$ (63,377)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	47,097,800	46,879,133

The accompanying notes are an integral part of these unaudited financials statements.

Avra Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended April 30, 2013	For the Three Months Ended April 30, 2012	For the Period From December 1, 2010 (Date of Inception) to April 30, 2013

Cash Flows from Operating Activities

Net loss	$ (11,225)	$ (6,362)	$ (63,377)

Adjustments to reconcile net losses to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expense	650	–	–
Accounts payable and accrued liabilities	10,694	4,273	18,800

Net Cash Provided by (Used in) Operating Activities	119	(2,089)	(44,577)

Cash Flows from Financing Activities
		–
Proceeds from issuances of common stock	–	2,530	44,696

Net Cash Provided by Financing Activities	–	2,530	44,696

Increase in Cash	119	441	119

Cash - Beginning of Period	–	40,527	–

Cash - End of Period	$ 119	$ 40,968	$ 119

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

The accompanying notes are an integral part of these unaudited financials statements.

Avra Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unuadited)

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of April 30, 2013, the Company has working capital deficit of $18,681 and has incurred losses totalling $63,377 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)     Interim financial statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained elsewhere in this prospectus. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end January 31, 2013 have been omitted.

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

Avra Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unuadited)

2.     Summary of Significant Accounting Policies (continued)

f)      Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At April 30, 2013, the Company has no potentially dilutive securities outstanding.

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

h)    Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the three months ended April 30, 2013. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as at April 30, 2013.

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

j)      Subsequent Events

The Company’s management reviewed all material events from April 30, 2013 through the issuance date of these financial statements for disclosure consideration.

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

There were no share transactions during the three months ended April 30, 2013.

During the three months ended April 30, 2012:

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2013, which are included herein.

Our operating results for the three months ended April 30, 2013 and 2012 are summarized as follows:

		Three Months Ended April 30,
		2013		2012
Revenue	$	Nil	$	Nil

Transfer agent and filing fees		$925		$119
Foreign exchange gain		$(63)		$(62)
Professional fees		$10,363		$6,305
Net Loss		$(11,225)		$(6,362)

Our net loss increased primarily due to an increase in transfer agent and filing fees and professional fees incurred due to the commencement of our operations. Our net loss from inception is $63,377.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At April 30,	At January 31,
	2013	2013
Current Assets	$119	$650
Current Liabilities	$18,800	$8,106
Working Capital Deficit	$(18,681)	$(7,456)

Our total current assets as of April 30, 2013 were $119 as compared to total current assets of $650 as of January 31, 2013. The decrease was primarily due to a decrease in prepaid expenses. Our total current liabilities as of April 30, 2013 were $18,800 as compared to total current liabilities of $8,106 as of January 31, 2013. The increase in current liabilities was attributed to increases in accounts payable and accrued liabilities.

Cash Flows

		Three Months Ended April 30,
		2013	2012
Net Cash Provided by (Used in) Operating Activities		$119	$(2,089)
Net Cash Provided by Financing Activities	$	Nil	$2,530
Increase in Cash During the Period		$119	$441

Operating Activities

Cash provided by operating activities during the three month period ended April 30, 2013 was $l19 due to refund of expense previously paid;  cash used in operating activities during the three month period ended April 30, 2012 was $2,089 due to the operating expenses incurred.

Investing Activities

We did not have any investing activities during the three months ended April 30, 2013 and 2012.

Financing Activities

The decrease in cash provided by financing activities during the three month period ended April 30, 2013 compared to the same period in 2012 was due to us not raising any money from debt or equity offering.

Plan of Operation

We are only beginning our operations. We anticipate that we will meet our ongoing cash requirements through equity or debt financing.  We estimate that our expenses over the next 12 months (beginning June 2013) will be approximately $179,000 as described in the table below.  These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

June 2013 to October 2013:

  Continual Testing of the Smart box units acquired from various suppliers by us as technology is changing very quickly.
  Complete and launch our company website.
  Design marketing materials.
  Market products to large retailers and distributors.
  Complete certain asset purchases such as inventory for the various products we will acquire.

November 2013 to May 2014:

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

Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At April 30, 2013, our company has no potentially dilutive securities outstanding.

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

AVRA INC.
(Registrant)

Dated: June 13, 2013	/s/ David Bailey
David Bailey
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)