Form 10-Q
period 2013-07-31
AVRA INC.
filed 2013-09-16
CIK 1552164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			July 31, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-182130
AVRA INC.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Exchange, Ocho Rios, P.O., St. Anna, Jamaica, West Indies				N/A
(Address of principal executive offices)				(Zip Code)
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
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
47,097,800 common shares issued and outstanding as of September 16, 2013.

Table of Contents

PART I – FINANCIAL INFORMATION                                                                                                                                                             3

Item 1.       Financial Statements                                                                                                                                                                     3

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations                                                                         5

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                                                                                                                  9

Item 4.       Controls and Procedures                                                                                                                                                                9

PART II – OTHER INFORMATION                                                                                                                                                                  10

Item 1.       Legal Proceedings                                                                                                                                                                        10

Item 1A.    Risk Factors                                                                                                                                                                                10

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                                 10

Item 3.       Defaults Upon Senior Securities                                                                                                                                                      10

Item 4.       Mine Safety Disclosures                                                                                                                                                                10

Item 5.       Other Information                                                                                                                                                                         10

Item 6.       Exhibits                                                                                                                                                                                       11

SIGNATURES                                                                                                                                                                                               12

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

Our interim unaudited financial statements for the three and six months ended July 31, 2013 are part of this quarterly report. All currency references in this report are to United States Dollars unless otherwise noted.

Avra Inc.

(A Development Stage Company)

As of and for the three and six months ended July 31, 2013

                                                                                                                                                                                                       Index

Balance Sheets (unaudited)................................................................................................................................................................F–1

Statements of Operations (unaudited)..............................................................................................................................................F–2

Statements of Cash Flows (unaudited).............................................................................................................................................F–3

Notes to the Financial Statements (unaudited).................................................................................................................................F–4

Avra Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	July 31, 2013	January 31, 2013

ASSETS

Current Assets

Cash	$ 119	$ –
Prepaid expense	–	650

Total Assets	$ 119	$ 650

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 21,384	$ 8,106
Short-term loan	5,000	-

Total Liabilities	26,384	8,106

Contingencies and Commitments

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 47,097,800 shares issued and outstanding	471	471

Additional paid-in capital	44,225	44,225

Deficit accumulated during the development stage	(70,961)	(52,152)

Total Stockholders’ Deficit	(26,265)	(7,456)

Total Liabilities and Stockholders’ Deficit	$ 119	$ 650

The accompanying notes are an integral part of these unaudited financial statements.

Avra Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31, 2013	For the Three Months Ended July 31, 2012	For the Six Months Ended July 31, 2013	For the Six Months Ended July 31, 2012	For the Period From December 1, 2010 (Date of Inception) to July 31, 2013

Expenses

Bank charges and interest	$ –	$ –	$ –	$ –	$ 87
Transfer agent and filing fees	3,810	1,345	4,735	1,464	18,410
Foreign exchange (gain) loss	(102)	98	(165)	36	27
Professional fees	3,876	12,837	14,239	19,142	52,437

Total Expenses	7,584	14,280	18,809	20,642	70,961

Net Loss	$ (7,584)	$ (14,280)	$ (18,809)	$ (20,642)	$ (70,961)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	47,097,800	47,097,800	47,097,800	46,983,346

The accompanying notes are an integral part of these unaudited financial statements.

Avra Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended July 31, 2013	For the Six Months Ended July 31, 2012	For the Period From December 1, 2010 (Date of Inception) to July 31, 2013

Cash Flows from Operating Activities

Net loss	$ (18,809)	$ (20,642)	$ (70,961)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expense	650	–	–
Accounts payable and accrued liabilities	13,278	3,120	21,384

Net Cash Used in Operating Activities	(4,881)	(17,522)	(49,577)

Cash Flows from Financing Activities

Proceeds from short-term loan	5,000	–	5,000
Proceeds from issuances of common stock	–	2,530	44,696

Net Cash Provided by Financing Activities	5,000	2,530	49,696

Increase (Decrease) in Cash	119	(14,992)	119

Cash - Beginning of Period	–	40,527	–

Cash - End of Period	$ 119	$ 25,535	$ 119

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

The accompanying notes are an integral part of these unaudited financial statements.

Avra Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of July 31, 2013, the Company has working capital deficit of $26,265 and has incurred losses totalling $70,961 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Avra Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

f)      Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At July 31, 2013, the Company has no potentially dilutive securities outstanding.

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

h)    Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the six months ended July 31, 2013. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as at July 31, 2013.

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

j)      Subsequent Events

The Company’s management reviewed all material events from July 31, 2013 through the issuance date of these financial statements for disclosure consideration.

k)     Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.     Short-term Loan

At July 31, 2013, the Company had non-interest bearing loans totaling $5,000 outstanding.

Avra Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

4.     Stockholders’ Equity

The Company’s authorized capital consisted of 100,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

There were no share transactions during the six months ended July 31, 2013.

During six months ended July 31, 2012:

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2013, which are included herein.

Our operating results for the three and six months ended July 31, 2013 and 2012 are summarized as follows:

		Three Months Ended				Six Months Ended
		July 31,				July 31,
		2013		2012		2013		2012
Revenue	$	Nil	$	Nil	$	Nil	$	Nil

Transfer agent and filing fees		$3,810		$1,345		$4,735		$1,464
Foreign exchange loss (gain)		$(102)		$98		$(165)		$36
Professional fees		$3,876		$12,837		$14,239		$19,142
Net Loss		$(7,584)		$(14,280)		$(18,809)		$(20,642)

Our net loss for the three-month period ended July 31, 2013 decreased primarily due to a decrease in professional fees. Our net loss for the six-month period ended July 31, 2013 decreased primarily due to a decrease in professional fees. Our net loss from inception is $70,961.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At July 31,	At January 31,
	2013	2013
Current Assets	$119	$650
Current Liabilities	$26,384	$8,106
Working Capital Deficit	$(26,265)	$(7,456)

Our total current assets as of July 31, 2013 were $119 as compared to total current assets of $650 as of January 31, 2013. The only asset we had at July 31, 2013 was cash of $119 in our trust account. Our total current liabilities as of July 31, 2013 were $26,384 as compared to total current liabilities of $8,106 as of January 31, 2013. The increase in current liabilities was attributed to an increase in accounts payable and accrued liabilities, and short-term loan.

Cash Flows

	Six Months Ended July 31,
	2013	2012
Net Cash Used in Operating Activities	$(4,881)	$(17,522)
Net Cash Provided by Financing Activities	$5,000	$2,530
Increase (Decrease) in Cash During the Period	$119	$(14,992)

Operating Activities

Cash used in operating activities during the six month period ended July 31, 2013 was $4,881 due to the operating expenses incurred. Cash used in operating activities during the six month period ended July 31, 2012 was $17,522 due to the operating expenses incurred.

Investing Activities

We did not have any investing activities during the six months ended July 31, 2013 and 2012.

Financing Activities

The increase in cash provided by financing activities during the six month period ended July 31, 2013 compared to the same period in 2012 was due to proceeds from a short-term loan.

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

August 2013 to October 2013:

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

Item 1A.        Risk Factors

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

AVRA INC.
(Registrant)

Dated: September 16, 2013	/s/ David Bailey
David Bailey
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)