Form 10-Q
period 2013-10-31
AVRA INC.
filed 2013-12-17
CIK 1552164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			October 31, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-182130
AVRA INC.
(Exact name of registrant as specified in its charter)
Nevada				N/A
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
Exchange, Ocho Rios, P.O., St. Anna, Jamaica, West Indies				N/A
(Address of principal executive offices)				(Zip Code)
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

Large accelerated filer		[ ]		Accelerated filer	[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
				[ ]	YES	[X]	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
47,097,800 common shares issued and outstanding as of December 16, 2013.

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements

Our interim unaudited financial statements for the three and nine months ended October 31, 2013 are part of this quarterly report. All currency references in this report are to United States Dollars unless otherwise noted.

Avra Inc.

(A Development Stage Company)

As of and for the three and nine months ended October 31, 2013

                                                                                                                                                                                                       Index

Balance Sheets (unaudited).............................................................................................................................................................. F–1

Statements of Operations (unaudited).............................................................................................................................................. F–2

Statements of Cash Flows (unaudited)............................................................................................................................................ F–3

Notes to the Financial Statements (unaudited)................................................................................................................................. F–4

Avra Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	October 31, 2013	January 31, 2013

ASSETS

Current Assets

Cash	$ 119	$ –
Prepaid expense	–	650

Total Assets	$ 119	$ 650

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 10,178	$ 8,106
Short-term loans	22,440	-

Total Liabilities	32,618	8,106

Contingencies and Commitments

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 47,097,800 shares issued and outstanding	471	471

Additional paid-in capital	44,225	44,225

Deficit accumulated during the development stage	(77,195)	(52,152)

Total Stockholders’ Deficit	(32,499)	(7,456)

Total Liabilities and Stockholders’ Deficit	$ 119	$ 650

The accompanying notes are an integral part of these unaudited financial statements.

Avra Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended October 31, 2013	For the Three Months Ended October 31, 2012	For the Nine Months Ended October 31, 2013	For the Nine Months Ended October 31, 2012	For the Period From December 1, 2010 (Date of Inception) to October 31, 2013

Expenses

Bank charges and interest	$ –	$ –	$ –	$ –	$ 87
Transfer agent and filing fees	1,900	3,379	6,635	4,843	20,310
Foreign exchange (gain) loss	(76)	(3)	(241)	33	(49)
Professional fees	4,240	16,916	18,479	36,058	56,677

Total Operating Expenses	6,064	20,292	24,873	40,934	77,025

Other Expense

Interest expense	170	–	170	–	170

Net Loss	$ (6,234)	$ (20,292)	$ (25,043)	$ (40,934)	$ (77,195)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	47,097,800	47,097,800	47,097,800	47,021,636

The accompanying notes are an integral part of these unaudited financial statements.

Avra Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended October 31, 2013	For the Nine Months Ended October 31, 2012	For the Period From December 1, 2010 (Date of Inception) to October 31, 2013

Cash Flows from Operating Activities

Net loss	$ (25,043)	$ (40,934)	$ (77,195)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expense	650	–	–
Accounts payable and accrued liabilities	2,072	17,518	10,178

Net Cash Used in Operating Activities	(22,321)	(23,416)	(67,017)

Cash Flows from Financing Activities

Proceeds from short-term loan	22,440	–	22,440
Proceeds from issuances of common stock	–	2,530	44,696

Net Cash Provided by Financing Activities	22,440	2,530	67,136

Increase (Decrease) in Cash	119	(20,886)	119

Cash - Beginning of Period	–	40,527	–

Cash - End of Period	$ 119	$ 19,641	$ 119

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

The accompanying notes are an integral part of these unaudited financial statements.

Avra, Inc.

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of October 31, 2013, the Company has working capital deficit of $32,499 and has incurred losses totalling $77,195 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

e)        Financial Instruments

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities and short term loans. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

f)        Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At October 31, 2013, the Company has no potentially dilutive securities outstanding.

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

h)       Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the nine months ended October 31, 2013. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as at October 31, 2013.

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

j)         Subsequent Events

The Company’s management reviewed all material events from October 31, 2013 through the issuance date of these financial statements for disclosure consideration.

k)       Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.        Short-term Loans

a)        At October 31, 2013, the Company had a non-interest bearing loan totaling $5,000 outstanding.

b)       On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000.  The loan is unsecured, bears interest at 8% per annum and payable on August 1, 2014. As of October 31, 2013, the note holder has provided $17,440 to the Company.

4.        Stockholders’ Equity

The Company’s authorized capital consisted of 100,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

There were no share transactions during the nine months ended October 31, 2013.

During nine months ended October 31, 2012:

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

Our company is looking into the opportunities within the Bitcoin industry from different aspects within this new industry which will range from mining for Bitcoins, from establishing kiosks, a virtual wallet, to creating an exchange to trade Bitcoins. Our company at this time, has not secured a deal and may not find a viable opportunity going forward but it would like to add this new line of technology to its existing line of SmartBox solutions.

Potential opportunities in Bitcoin include involvement in the Bitcoin community for mining, trading and development. With the value of Bitcoins recently going over $1,200, it makes sense to look at this growing industry.

In addition, we will also be looking at securing from manufacturers a line of high speed encryption processors for use in Bitcoin mining, research, telecommunication and security applications.

Also, our company will conduct its due diligence on how to develop and produce Bitcoin miners, which are designed for mining of virtual currency – Bitcoin. We want to develop a hardware solution that will allow people to mine and that will be affordable and will be available to consumers with the shortest possible delivery times.

As part of our hardware solution, we will look at designing and then producing state-of-the-art cryptocurrency ASIC processors and systems. We will look at producing a superior design with advanced architectures, economies of scale and vertical integration that will enable us to deliver Bitcoin mining solutions with the highest performance.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2013, which are included herein.

Our operating results for the three and nine months ended October 31, 2013 and 2012 are summarized as follows:

		Three Months Ended				Nine Months Ended
		October 31,				October 31,
		2013		2012		2013		2012
Revenue	$	Nil	$	Nil	$	Nil	$	Nil

Transfer agent and filing fees		$1,900		$3,379		$6,635		$4,843
Foreign exchange loss (gain)		$(76)		$(3)		$(241)		$33
Professional fees		$4,240		$16,916		$18,479		$36,058
Interest expense		$170	$	Nil		$170	$	Nil
Net Loss		$(6,234)		$(20,292)		$(25,043)		$(40,934)

Our net loss for the three-month period ended October 31, 2013 decreased primarily due to decreases in transfer agent and filing fees and professional fees. Our net loss for the nine-month period ended October 31, 2013 decreased primarily due to a decrease in professional fees. Our net loss from inception is $77,195.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Liquidity and Financial Condition

Working Capital

	At October 31,	At January 31,

	2013	2013
Current Assets	$119	$650
Current Liabilities	$32,618	$8,106
Working Capital Deficit	$(32,499)	$(7,456)

Our total current assets as of October 31, 2013 were $119 as compared to total current assets of $650 as of January 31, 2013. The only asset we had at October 31, 2013 was cash of $119  in our trust account. Our total current liabilities as of October 31, 2013 were $32,618 as compared to total current liabilities of $8,106 as of January 31, 2013. The increase in current liabilities was attributed to increases in accounts payable and accrued liabilities and short-term loans.

Cash Flows

	Nine Months Ended October 31,
	2013	2012
Net Cash Used in Operating Activities	$(22,321)	$(23,416)
Net Cash Provided by Financing Activities	$22,440	$2,530
Increase (Decrease) in Cash During the Period	$119	$(20,886)

Operating Activities

Cash used in operating activities during the nine-month period ended October 31, 2013 was $22,321 due to the operating expenses incurred. Cash used in operating activities during the nine-month period ended October 31, 2012 was $23,416 due to the operating expenses incurred.

Investing Activities

We did not have any investing activities during the nine months ended October 31, 2013 and 2012.

Financing Activities

The increase in cash provided by financing activities during the nine-month period ended October 31, 2013 compared to the same period in 2012 was due to proceeds from a short-term loan.

Plan of Operation

We are only beginning our operations. We anticipate that we will meet our ongoing cash requirements through equity or debt financing. We estimate that our expenses over the next 12 months (beginning November 2013) will be approximately $179,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	$32,000
Purchase of inventory for testing	12 months	12,000
Website and shopping cart	12 months	6,000
Management and operating costs	12 months	30,000
Salaries and consulting fees	12 months	24,000
Investor relations and capital raising	12 months	18,000
Fixed asset purchases	12 months	8,000
Social media and online sales marketing	12 months	9,000
General and administrative expenses	12 months	40,000
Total		$179,000

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

December 2013 to March 2014:

  Continual Testing of the Smart box units acquired from various suppliers by us as technology is changing very quickly.
  Complete and launch our company website.
  Design marketing materials.
  Market products to large retailers and distributors.
  Complete certain asset purchases such as inventory for the various products we will acquire.
  Look at other Complementary technologies to add to the sales and marketing strategy.

April 2014 to November 2014:

  If initial testing is successful, order additional units from Smart box suppliers and manufacturers.
  Review opportunities for establishment of retail locations.
  Attend trade shows.
  Hire personnel to market our products.
  Test and market new products that complement the existing line of Smart Boxes.

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

Earnings (Loss) Per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At October 31, 2013, we had no potentially dilutive securities outstanding.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of quarter covered by this report. Based on the evaluation of these disclosure controls and procedures the president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report due to the lack of adequate segregation of duties and the absence of an audit committee.

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

AVRA INC.
(Registrant)

Dated: December 17, 2013	/s/ David Bailey
David Bailey
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)