Form 10-K
period 2014-01-31
AVRA INC.
filed 2014-05-15
CIK 1552164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	January 31, 2014
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-182130

AVRA INC.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Exchange, Ocho Rios, P.O., St. Anna, Jamaica, West Indies	N/A
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	876-975-5471

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2013 was $3,919,560 based on a $0.20 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
47,097,800 common shares as of May 15, 2014.

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

We anticipate that our flagship product will be a Smart TV box labeled AvraKaddabra. This product will be a fully functional Smart TV box using the Android Operating System. Our current expectations are that the box will use the Android 4.0 Ice Cream Sandwich, with upgrades to follow in the future. We anticipate that this product will be an interactive television box that has an entire host of features which are commonly seen on other Smart TV Boxes, such as Google TV and Apple TV. Some of the more common features of the AvraKaddabra will include accessing the web, special applications for YouTube, Facebook and Twitter, Skype integration, and the ability to use the box as a wireless router for one’s home.

Our company is also looking into the opportunities within the Bitcoin industry from different aspects within this new industry which will range from mining for Bitcoins, from establishing kiosks, a virtual wallet, to supplying mining equipment, and Bitcoin ATM machines.  Our company at this time, has not secured a deal and may not find a viable opportunity going forward but it would like to add this new line of business and technology to its existing line of SmartBox solutions.  If we enter the Bitcoin space we will also seek professionals and management to run and operate this business.

Potential opportunities in Bitcoin include involvement in the Bitcoin community for mining, development of supplying mining equipment, and the development of an online portal. With the value of Bitcoins recently going over $1,200, it makes sense to look at this growing industry.

In addition, if we are successful in entering the Bitcoin business, we will also be looking at securing from manufacturers a line of high speed encryption processors for use in Bitcoin mining, research, telecommunication and security applications.

Also, our company will conduct its due diligence on how to develop and produce Bitcoin miners, which are designed for mining of virtual currency – Bitcoin. We will want to develop a hardware solution that will allow people to mine and that will be affordable and will be available to consumers with the shortest possible delivery times.

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

Our flagship product is a Smart TV box labeled AvraKaddabra. We expect that this product will be a fully functional Smart TV box using the Android operating system. Our current plans are to have to the box use Android 4.0 Ice Cream Sandwich with other versions to be upgraded in the future. We anticipate that this product will be an interactive television box with an entire host of features that are commonly seen on other Smart TV boxes, such as Google TV and Apple TV. Some of the more common planned features of the AvraKaddabra include accessing the web, special applications for YouTube, Facebook and Twitter, Skype integration, and the ability to use the box as a wireless router for one’s home. We also expect that the box will feature special web-widgets, which will be incorporated into the AvraKaddabra out of the box and will allow users to complete tasks very quickly without the need to open special applications. These widgets usually include a calculator, calendar, Smart box usage gauges, notes, dictionary, translator, device connection gauges and any other user preferences widgets. Widgets can also be downloaded from the android marketplace.

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
  Traditional Advertising - Advertising, such as on billboards, magazines, newspapers, and local television stations are an effective method of gaining customers of all demographics.
  Search Engine Optimization Marketing - We plan on having a budget to market our brand and corporate identity on various search engines.

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
  Internet Sales – We will depend largely on this method of sales heavily as this product will be mainly targeted to Internet and technology savvy consumers, who primarily buy items like the AvraKaddabra on the Internet. Our company plans to sell via our own website www.avrakadabbra.com in addition to major electronics websites, such as Bestbuy.com, Amazon.com, Ebay.com. Our website is live but the Company is looking at updating its website presence in the near future.

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

Employees

We do not have any employees. Our sole director and officer is anticipated to devote approximately 20 hours per week to our affairs. We also engage a number of consultants.

Research and Development

We have incurred $0 in research and development expenditures over the last two fiscal years.

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

Under Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to furnish a report by our management on our internal control over financial reporting beginning with our Annual Report on Form 10-K. We will soon begin the process of documenting and testing our internal control procedures in order to satisfy these requirements, which is likely to result in increased general and administrative expenses and may shift management’s time and attention from revenue-generating activities to compliance activities. While we expect to expend significant resources to complete this important project, we may not be able to achieve our objective on a timely basis.

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

Item 2.           Properties

Our principal executive offices are located at Exchange, Ocho Rios, P.O., St. Anna., Jamaica, West Indies. Our telephone number is 876-975-5471. Our office space is donated, free of charge, by our sole director and officer.

Item 3.           Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.           Mine Safety Disclosures

Not applicable.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock were listed on the OTC Bulletin Board under the trading symbol “AVRN”. The first trade of our stock was on April 23, 2013.

OTCBB(1)
Quarter Ended	High	Low
April 30, 2014	$0.30	$0.30
January 31, 2014	$0.30	$0.30
October 31, 2013	$0.30	$0.30
July 31, 2013	$0.00	$0.00
April 30, 2013	$0.00	$0.00

(1)     Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Globex Transfer, LLC, 780 Deltona Blvd., Suite 202, Deltona, FL 32725 Telephone: 813-344-4490; Facsimile: 386-267-3124, is the registrar and transfer agent for our common shares.

Holders

As of May 15, 2014, there were 39 holders of record of our common stock. As of such date, 47,097,800 shares of our common stock were issued and outstanding.

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

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended January 31, 2014.

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

Results of Operations for our Years Ended January 31, 2014 and 2013

Our operating expenses for the years ended January 31, 2014 and 2013 are summarized as follows:

	Year ended January 31, 2014	Year ended January 31, 2013
Transfer agent and filing fees	$9,040	$12,732
Bank charges and interest	-	87
Marketing and advertising	10,000	-
Foreign exchange (gain) loss	(203)	(12)
Professional fees	23,943	36,658
Operating Expenses	$42,780	$49,465

Revenue

We have not generated any revenues since our inception.

General and Administrative

In the year ended January 31, 2014, we incurred net loss of $43,551 compared to $49,465 in the year ended January 31, 2013. Our net loss decreased $5,914 from January 31, 2013 to January 31, 2014 primarily as a result of less professional and transfer agent fees, partially offset by marketing and advertising expenses in the year ended January 31, 2014.

Liquidity and Financial Condition

Working Capital

	At January 31, 2014	At January 31, 2013
Current assets	$1,071	$650
Current liabilities	52,078	8,106
Working capital (deficit)	$(51,007)	$(7,456)

Our total current assets as of January 31, 2014 were $1,071 as compared to total current assets of $650 as of January 31, 2013. The increase was primarily due to short term loans received during the year of $37,440. Our total current liabilities as of January 31, 2014 were $52,078 as compared to total current liabilities of $8,106 as of January 31, 2013. The increase of $43,972 in current liabilities was attributed to short term loans received in the period.

Cash Flows

	Year Ended
	January 31,	January 31,
	2014	2013
Cash flows used in operating activities	$(36,369)	$(43,057)
Cash flows provided by financing activities	37,440	2,530
Net increase (decrease) in cash during the year	$1,071	$(40,527)

Operating Activities

Cash used by operating activities decreased $6,688 from $43,057 to $36,369 due to the decrease in professional and transfer agent fees during the current period.

Financing Activities

The $34,910 increase in cash provided by financing activities during the year ended January 31, 2014 was primarily due to short term loan receipts received in the current year compared to the year ended January 31, 2013.

Plan of Operation

We are only beginning our operations. We anticipate that we will meet our ongoing cash requirements through equity or debt financing. We estimate that our expenses over the next 12 months (beginning May 2014) will be approximately $179,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

May 2014 to September 2014:

  Continual Testing of the Smart box units acquired from various suppliers by us as technology is changing very quickly.
  Update our company website.
  Design marketing materials.
  Market products to large retailers and distributors.
  Complete certain asset purchases such as inventory for the various products we will acquire.
  Look at other Complementary technologies to add to the sales and marketing strategy.
  Asses opportunities presented in the Bitcoin space.

October 2014 to April 2015:

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

Going Concern

These accompanying consolidated financial statements have been prepared on a going concern basis, which implies our company will continue to realize its assets and discharge its liabilities in the normal course of business. Our company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. As of January 31, 2014, our company has accumulated losses of $95,703 since inception and has a working capital deficit of $51,007. These factors raise substantial doubt about our company’s ability to continue as a going concern. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund capital expenditures, working capital and other cash requirements for the year ending January 31, 2014. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain sufficient equity financing and the attainment of profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the year ended January 31, 2014. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our final test procedures and the customer’s acceptance. Our company has not made any sales as at January 31, 2014.

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

Avra Inc.

(A Development Stage Company)

As of and for the year ended January 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Avra Inc.
St. Anna, Jamaica

We have audited the accompanying balance sheets of Avra Inc. as of January 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended, and for the period from December 1, 2010 (inception) to January 31, 2014.  Avra Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avra Inc. as of January 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years then ended and for the period from December 1, 2010 (inception) to January 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Avra Inc. will continue as a going concern.  As discussed in Note 1 to the financial statements, Avra Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs,PC
www.gbhcpas.com
Houston, Texas
May 15, 2014

Avra Inc.

(A Development Stage Company)

Balance Sheets

	January 31, 2014	January 31, 2013

ASSETS

Current Assets

Cash	$ 1,071	$ –
Prepaid expense	–	650

Total Assets	$ 1,071	$ 650

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 14,638	$ 8,106
Short-term loans	37,440	-

Total Liabilities	52,078	8,106

Contingencies and Commitments

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding

Common stock, 100,000,000 shares authorized, $0.00001 par value; 47,097,800 shares issued and outstanding	471	471

Additional paid-in capital	44,225	44,225

Deficit accumulated during the development stage	(95,703)	(52,152)

Total Stockholders’ Deficit	(51,007)	(7,456)

Total Liabilities and Stockholders’ Deficit	$ 1,071	$ 650

The accompany notes are an integral part of these financial statements.

Avra Inc.

(A Development Stage Company)

Statements of Operations

	Year Ended January 31, 2014	Year Ended January 31, 2013	For the Period From December 1, 2010 (Date of Inception) to January 31, 2014

Expenses

Bank charges and interest	$ –	$ 87	$ 87
Marketing and advertising	10,000	–	10,000
Transfer agent and filing fees	9,040	12,732	22,715
Foreign exchange gain	(203)	(12)	(11)
Professional fees	23,943	36,658	62,141

Total Operating Expenses	42,780	49,465	94,932

Other expense

Interest expense	771	–	771

Net Loss	$ (43,551)	$ (49,465)	$ (95,703)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	47,097,800	47,044,030

The accompany notes are an integral part of these financial statements.

Avra Inc.

(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)

From the Period from December 1, 2010 (Inception) to January 31, 2014

	Common Stock	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance – December 1, 2010 (Date of Inception)	–	$ –	$ –	$ –	$ –

Net loss for the period	–	–	–	–	–

Balance – January 31, 2011	–	–	–	–	–

Issue of common stock at $0.0002 per share	27,500,000	275	5,225	–	5,500

Issue of common stock at $0.002 per share	18,332,800	183	36,483	–	36,666

Net loss for the period	–	–	–	(2,687)	(2,687)

Balance – January 31, 2012	45,832,800	458	41,708	(2,687)	39,479

Issue of common stock at $0.002 per share	965,000	10	1,920	–	1,930

Issue of common stock at $0.002 per share	300,000	3	597	–	600

Net loss for the period	–	–	–	(49,465)	(49,465)

Balance – January 31, 2013	47,097,800	$ 471	$ 44,225	$ (52,152)	$ (7,456)

Net loss for the period	–	–	–	(43,551)	(43,551)

Balance – January 31, 2014	47,097,800	$ 471	$ 44,225	$ (95,703)	$ (51,007)

The accompany notes are an integral part of these financial statements.

Avra Inc.

(A Development Stage Company)

Statements of Cash Flows

	Year Ended January 31, 2014	Year Ended January 31, 2013	For the Period From December 1, 2010 (Date of Inception) to January 31, 2014

Cash Flows from Operating Activities

Net loss	$ (43,551)	$ (49,465)	$ (95,703)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expense	650	(650)	–
Accounts payable and accrued liabilities	6,532	7,058	14,638

Net Cash Used in Operating Activities	(36,369)	(43,057)	(81,065)

Cash Flows from Financing Activities

Proceeds from short-term loans	37,440	–	37,440
Proceeds from issuances of common stock	–	2,530	44,696

Net Cash Provided by Financing Activities	37,440	2,530	82,136

Increase (Decrease) in Cash	1,071	(40,527)	1,071

Cash - Beginning of Period	–	40,527	–

Cash - End of Period	$ 1,071	$ –	$ 1,071

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

The accompany notes are an integral part of these financial statements.

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of January 31, 2014, the Company has working capital deficit of $51,007 and has incurred losses totaling $95,703 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)       Financial Instruments

The Company’s financial instruments consist principally of cash, and accounts payable and accrued liabilities and short term loans. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

2.       Summary of Significant Accounting Policies (continued)

e)       Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive. At January 31, 2014, the Company has no potentially dilutive securities outstanding.

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

g)       Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as at January 31, 2014.

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

i)         Subsequent Events

The Company’s management reviewed all material events from January 31, 2014 through the issuance date of these financial statements for disclosure consideration.

j)        Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.       Short-term Loans

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000.  The loan is unsecured, bears interest at 8% per annum and payable on August 1, 2014. As at January 31, 2014, the note holder has provided $37,440 to the Company.

4.       Equity Transactions

The Company’s authorized capital consisted of 100,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

There were no share transactions during the year ended January 31, 2014.

During the year ended January 31, 2013:

a)        On February 13, 2012, 965,000 shares of common stock were issued at $0.002 per share for proceeds of $1,930.

b)       On February 28, 2012, 300,000 shares of common stock were issued at $0.002 per share for proceeds of $600.

During the year ended January 31, 2012:

a)       On December 7, 2011, 27,500,000 shares of common stock were issued at $0.0002 per share for proceeds of $5,500.

b)       On January 31, 2012, 18,332,800 shares of common stock were issued at $0.002 per share for proceeds of $36,666.

5.       Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended January 31, 2014	Year Ended January 31, 2013

Income tax benefit computed at the statutory rate	$ 15,243	$ 17,313
Change in valuation allowance	(15,243)	(17,313)

Provision for income taxes	$ –	$ –

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates, are as follows:

	January 31, 2014	January 31, 2013
Deferred income tax assets
Net operating losses	$ 33,496	$ 18,253
Valuation allowance	(33,496)	(18,253)

Net deferred income tax assets	$ –	$ –

The Company has net operating loss carryforwards of $95,703 which expire commencing in 2032.

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

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer). We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2014. Based upon the evaluation of our disclosure controls and procedures as of the January 31, 2014, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since September 2007, Mr. Bailey has been working with the Ministry of Education as a mathematics teacher at Iona High School of Tower Isle, St. Mary, which is a government, operated secondary education institution that prepares students with certification to enter tertiary institutions. With the same high school in 2008 Mr. Bailey was appointed to the Head of Mathematics where he continues to prepare individual students for their future.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended January 31, 2014. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statues and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended January 31, 2014, our only standing committee of the board of directors was our audit committee which is comprised of our entire board of directors.

Audit Committee

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During the fiscal year ended January 31, 2014, aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

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

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

a) our principal executive officer;

b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2014 and 2013; and

c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2014 and 2013;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Non-qualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
David Bailey President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception. We do not have any stock option plans.

Management Agreements

We have not entered into any management agreements with either one of our executive officers.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to January 31, 2014. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our board of directors or by any compensation committee that may be established.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 16, 2014, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
David Bailey Exchange, Ocho Rios, P.O. St. Anna, Jamaica, West Indies	27,500,000 Common Shares	58%
Directors and Executive Officers as a Group (1 person)	27,500,000 Common Shares	58%

(1)   Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 16, 2014. As of May 16, 2014, there were 47,097,800 shares of our company’s common stock issued and outstanding.

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

None.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended January 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	January 31, 2014 $	January 31, 2013 $
Audit Fees	12,000	12,350
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	12,000	12,350

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

AVRA INC.
(Registrant)
Dated: May 15, 2014	/s/ David Bailey
David Bailey
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)