Form 10-Q
period 2014-04-30
AVRA INC.
filed 2014-06-16
CIK 1552164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 333-182130

AVRA INC.

(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3790 El Camino Real, Suite 291, Palo Alto, California 94306	N/A
(Address of principal executive offices)	(Zip Code)

844-287-2462

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☒   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of June 16, 2014
Common stock, $.00001 par value	47,097,800

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Avra Inc.

(A Development Stage Company)

April 30, 2014

Index

Balance Sheets (unaudited).........................................................................................................................................F–1

Statements of Operations (unaudited)........................................................................................................................F–2

Statements of Cash Flows (unaudited).......................................................................................................................F–3

Notes to the Financial Statements (unaudited)..........................................................................................................F–4

Avra Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	April 30, 2014	January 31, 2014

ASSETS

Current Assets

Cash	$ –	$ 1,071

Total Assets	$ –	$ 1,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 21,563	$ 14,638
Short-term loans	42,940	37,440

Total Liabilities	64,503	52,078

Contingencies and Commitments

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 100,000,000 shares authorized, $0.00001 par value; 47,097,800 shares issued and outstanding	471	471

Additional paid-in capital	44,225	44,225

Deficit accumulated during the development stage	(109,199)	(95,703)

Total Stockholders’ Deficit	(64,503)	(51,007)

Total Liabilities and Stockholders’ Deficit	$ –	$ 1,071

The accompanying notes are an integral part of these unaudited financial statements.

Avra Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended April 30, 2014	For the Three Months Ended April 30, 2013	For the Period From December 1, 2010 (Date of Inception) to April 30, 2014

Operating Expenses

Bank charges and interest	$ 123	$ –	$ 210
Marketing and advertising	1,900	–	11,900
Transfer agent and filing fees	460	925	23,175
Foreign exchange (gain) loss	24	(63)	13
Professional fees	10,192	10,363	72,333

Total Operating Expenses	12,699	11,225	107,631

Interest expense	797	–	1,568

Net Loss	$ (13,496)	$ (11,225)	$ (109,199)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	47,097,800	47,097,800

The accompanying notes are an integral part of these unaudited financial statements.

Avra Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended April 30, 2014	For the Three Months Ended April 30, 2013	For the Period From December 1, 2010 (Date of Inception) to April 30, 2014

Cash Flows from Operating Activities

Net loss	$ (13,496)	$ (11,225)	$ (109,199)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expense	–	650	–
Accounts payable and accrued liabilities	6,925	10,694	21,563

Net Cash Provided by (Used in) Operating Activities	(6,571)	119	(87,636)

Cash Flows from Financing Activities

Proceeds from short-term loans	5,500	–	42,940
Proceeds from issuances of common stock	–	–	44,696

Net Cash Provided by Financing Activities	5,500	–	87,636

Increase (Decrease) in Cash	(1,071)	119	–

Cash - Beginning of Period	1,071	–	–

Cash - End of Period	$ –	$ 119	$ –

Supplementary Information:
Interest paid	$ –	$ –	$ –
Income taxes paid	$ –	$ –	$ –

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of April 30, 2014, the Company has working capital deficit of $64,503 and has incurred losses totaling $109,199 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)       Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (”SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained elsewhere in this prospectus. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end January 31, 2014 have been omitted.

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

2.        Summary of Significant Accounting Policies (continued)

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

f)        Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At April 30, 2014, the Company has no potentially dilutive securities outstanding.

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

h)       Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the three months ended April 30, 2014. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as at April 30, 2014.

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

j)         Subsequent Events

The Company’s management reviewed all material events from April 30, 2014 through the issuance date of these financial statements for disclosure consideration.

k)       Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.        Short-term Loans

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000.  The loan is unsecured, bears interest at 8% per annum and payable on August 1, 2014. As at April 30, 2014, the note holder has provided $42,940 to the Company.

4.        Stockholders’ Equity

The Company’s authorized capital consisted of 100,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

There were no share transactions during the three months ended April 30, 2014.

5.        Subsequent Events

On June 10, 2014, the board of directors approved a forward split of the issued and outstanding. Upon effectiveness of the 3-for-1 forward split, the issued and outstanding shares of common stock will increase from 47,097,800 to 141,293,400. Concurrent with the forward split, the board of directors also approved to increase the Company's authorized shares of common stock to 400,000,000 shares with a par value of $0.00001 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

We are only beginning our operations in the Cryptocurrency space. We plan to specialize in the marketing and selling of mining equipment for Bitcoin and other altcoins as well as marketing and selling ATM machines for the same Cryptocurrency vendors.  We plan on continuing to try to access the Smart TV market by selling, marketing and distribution of Smart TV boxes to home consumers throughout the United States. Smart TV boxes are devices that allow consumers to combine all of the benefits of the Internet with the large size and high definition capabilities of TV screens in the comfort of consumers’ living rooms.

Our former officer and director, Mr. David Bailey, has resigned and our new CEO and director, Stephen Shepherd and our new Secretary and director do not have any significant training or experience in the sales and distributions of electronics or bringing such new products to market however, they both have a keen interest in Bitcoin, electronics and our Smart TV business.

We anticipate that our flagship product will be the marketing and selling of Bitcoin hardware such as mining equipment and bitcoin ATM machines.  This new line of products will be marketed through www.avranews.com, which will be information portal for crypto currencies.  We will continue to seek a market for the Smart TV box labeled AvraKaddabra. This product will be a fully functional Smart TV box using the Android Operating System. Our current expectations are that the box will use the Android 4.0 Ice Cream Sandwich, with upgrades to follow in the future. We anticipate that this product will be an interactive television box that has an entire host of features which are commonly seen on other Smart TV Boxes, such as Google TV and Apple TV. Some of the more common features of the AvraKaddabra will include accessing the web, special applications for YouTube, Facebook and Twitter, Skype integration, and the ability to use the box as a wireless router for one’s home.

Our company is also looking into the opportunities within the Bitcoin industry from different aspects within this new industry which will range from mining for Bitcoins, from establishing kiosks, a virtual wallet, to supplying mining equipment, and Bitcoin ATM machines.  Our company at this time has not secured a deal and may not find a viable opportunity going forward but it would like to add this new line of business and technology to its existing line of SmartBox solutions.  If we enter the Bitcoin space we will be seeking a reliable supply chain of bitcoin hardware manufacturers, chip makers, and manufacturers of bitcoin ATM machines.

Potential opportunities in cryptocurrencies include involvement in the community for mining, development of supplying mining equipment, and the development of an online portal. With the market cap of bitcoin recently going over $10 billion, it makes sense to look at this growing industry.

In addition, if we are successful in entering the cryptocurrency business, we will also be looking at securing from manufacturers a line of high speed encryption processors for use in Bitcoin and altcoin mining, research, telecommunication and security applications.

Also, our company will conduct its due diligence on how to develop and produce Bitcoin miners, which are designed for mining of virtual currency. We will want to develop a hardware solution that will allow people to mine and that will be affordable and will be available to consumers with the shortest possible delivery times.

As part of our hardware solution, we will look at designing and then producing state-of-the-art cryptocurrency ASIC processors and systems. We will look at producing a superior design with advanced architectures, economies of scale and vertical integration that will enable us to deliver cryptocurrency mining solutions with the highest performance.

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
  Search Engine Optimization Marketing We plan on having a budget to market our brand and corporate identity on various search engines.

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

Intellectual Property

We have not filed for any protection of our trademark, and we do not have any other intellectual property. We have reserved the domain name www.avrakadabbra.com and www.avranews.com and begun the development of our new bitcoin website.

Employees

We do not have any employees. Our CEO and director and officer are anticipated to devote approximately 60 hours per week to our affairs. We also engage a number of consultants.

Research and Development

We have incurred $0.00 in research and development expenditures over the last two fiscal years. However, we plan on spending $10,000 in R&D of bitcoin hardware solutions.

Purchase of Significant Equipment

We anticipate purchasing approximately $12,000 worth of inventory for testing over the twelve months.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended April 30, 2014 , which are included herein.

Our operating results for the three months ended April 30, 2014 and 2013 are summarized as follows:

		Three Months Ended
		April 30,
		2014		2013
Revenue	$	Nil	$	Nil

Bank charges and interest		$123	$	Nil
Marketing and advertising		$1,900	$	Nil
Transfer agent and filing fees		$460		$925
Foreign exchange loss (gain)		$24		$(63)
Professional fees		$10,192		$10,363
Interest expense		$797	$	Nil
Net Loss		$(13,496)		$(11,225)

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Our net loss for the three-month period ended April 30, 2014 increased primarily due to increases in marketing, advertising and interest expenses. Our net loss for the three-month period ended April 30, 2014 increased primarily due to a increase in marketing, advertising and interest expenses. Our net loss from inception is $109,199.

Liquidity and Capital Resources

Working Capital

		At April 30, 2014	At January 31, 2014

Current Assets	$	Nil	$1,071
Current Liabilities		$64,503	$(52,078)
Working Capital Deficit		$(64,503)	$(51,007)

Our total current assets as of April 30, 2014 were $0 as compared to total current assets of $1,071 as of January 31, 2014. Our total current liabilities as of April 30, 2014 were $64,503 as compared to total current liabilities of $52,078 as of January 31, 2014. The increase in current liabilities was attributed to increases in accounts payable, accrued liabilities and short-term loans.

Cash Flows

	Three Months Ended April 30,
	2014		2013
Net Cash Used in Operating Activities	$(6,571)		$119
Net Cash Provided by Financing Activities	$5,500	$	Nil
Increase (decrease) in Cash During the Period	$(1,071)		$119

Operating Activities

Cash used in operating activities during the three-month period ended April 30, 2014 was $6,571 due to the operating expenses incurred. Cash provided by operating activities during the three-month period ended April 30, 2013 was $119 due to refund of expense previously paid.

Investing Activities

We did not have any investing activities during the three months ended April 30, 2014 and 2013.

Financing Activities

The increase in cash provided by financing activities during the three-month period ended April 30, 2014 compared to the same period in 2013 was due to proceeds from a short-term loan.

Plan of Operation

We are only beginning our operations. We anticipate that we will meet our ongoing cash requirements through equity or debt financing. We estimate that our expenses over the next 12 months (beginning June 2014) will be approximately $179,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

June 2014 to September 2014:

•     Continual Testing of the Smart box units acquired from various suppliers by us as technology is changing very quickly.

•     Complete and launch our bitcoin website.

•     Seek reliable manufactures of bitcoin mining equipment.

•     Develop or acquire a e-Wallet

•     Design marketing materials.

•     Market products to large retailers and distributors.

•     Complete certain asset purchases such as inventory for the various products we will acquire.

•     Look at other Complementary technologies to add to the sales and marketing strategy.

October 2014 to May 2015:

•     If initial testing is successful, order additional units from Smart box suppliers and manufacturers.

•     Review opportunities for establishment of retail locations.

•     If initial testing is successful, order additional units from bitcoin suppliers and manufacturers.

•     Attend trade shows.

•     Hire personnel to market our products.

•     Test and market new products that complement the existing line of Smart Boxes.

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the three months ended April 30, 2014. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as at April 30, 2014.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable because we are a small reporting company.

Item 4. Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable because we are a small reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
31.1	Certification Required by Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

*	In accordance with SEC Release 33-8238, Exhibits 32.1 is furnished and not filed.
†

Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVRA, INC.

Date: June 16, 2014	By:	/s/ Stephen Shepherd
Stephen Shepherd Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)