Form 10-Q
period 2014-07-31
AVRA INC.
filed 2014-09-15
CIK 1552164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number: 333-182130

AVRA INC.

(Exact name of registrant as specified in its charter)

Nevada	36-4789798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3790 El Camino Real, Suite 291, Palo Alto, California	94306
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of September 12, 2014
Common stock, $0.00001 par value	141,293,400

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Avra Inc.

July 31, 2014

Balance Sheets (unaudited)..........................................................................................................................................F–1

Statements of Operations (unaudited)........................................................................................................................F–2

Statements of Cash Flows (unaudited).......................................................................................................................F–3

Notes to the Financial Statements (unaudited).........................................................................................................F–4

Avra Inc.

Balance Sheets

(Unaudited)

	July 31, 2014	January 31, 2014

ASSETS

Current Assets

Cash	$ –	$ 1,071

Total Assets	$ –	$ 1,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 26,219	$ 14,638
Short-term loans	53,940	37,440
Due to related party	633	–

Total Liabilities	80,792	52,078

Contingencies and Commitments

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 300,000,000 shares authorized, $0.00001 par value; 141,293,400 shares issued and outstanding	1,413	1,413

Additional paid-in capital	43,283	43,283

Accumulated deficit	(125,488)	(95,703)

Total Stockholders’ Deficit	(80,792)	(51,007)

Total Liabilities and Stockholders’ Deficit	$ –	$ 1,071

The accompanying notes are an integral part of these unaudited financial statements.

Avra Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31, 2014	For the Three Months Ended July 31, 2013	For the Six Months Ended July 31, 2014	For the Six Months Ended July 31, 2013

Operating Expenses

Bank charges and interest	$ 183	$ –	$ 306	$ –
General and administrative	513	–	513	–
Marketing and advertising	–	–	1,900	–
Transfer agent and filing fees	4,070	3,810	4,530	4,735
Foreign exchange (gain) loss	14	(102)	38	(165)
Professional fees	10,463	3,876	20,655	14,239

Total Operating Expenses	15,243	7,584	27,942	18,809

Interest expense	1,046	–	1,843	–

Net Loss	$ (16,289)	$ (7,584)	$ (29,785)	$ (18,809)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	141,293,400	141,293,400	141,293,400	141,293,400

The accompanying notes are an integral part of these unaudited financial statements.

Avra Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended July 31, 2014	For the Six Months Ended July 31, 2013

Cash Flows from Operating Activities

Net loss	$ (29,785)	$ (18,809)

Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Prepaid expense	–	650
Accounts payable and accrued liabilities	11,581	13,278

Net Cash Used in Operating Activities	(18,204)	(4,881)

Cash Flows from Financing Activities

Proceeds from short-term loans	16,500	5,000
Proceeds from related party advances	633	–

Net Cash Provided by Financing Activities	17,133	5,000

Increase (Decrease) in Cash	(1,071)	119

Cash - Beginning of Period	1,071	–

Cash - End of Period	$ –	$ 119

Supplementary Information:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

The accompanying notes are an integral part of these unaudited financial statements.

Avra, Inc.

Notes to the Financial Statements

(Unaudited)

1.    Nature of Business and Continuance of Operations

Avra Inc. (the “Company”) was incorporated in the State of Nevada on December 1, 2010. The Company, with offices in the United States, specializes in the sales, marketing and distribution of Smart TV boxes to home consumers. Smart TV Boxes are devices that allow consumers to combine all of the benefits of the Internet with the large size and high definition capabilities of TV screens in the comfort of consumers’ living rooms. The Company’s planned principal operations include the marketing and selling of mining equipment for Bitcoin and other altcoins, as well as marketing and selling ATM machines for the same Cryptocurrency vendors.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of July 31, 2014, the Company has a working capital deficit of $80,792 and has incurred losses totaling $125,488 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f)        Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At July 31, 2014, the Company has no potentially dilutive securities outstanding.

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

h)       Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the six months ended July 31, 2014. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as at July 31, 2014.

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

j)        Subsequent Events

The Company’s management reviewed all material events from July 31, 2014 through the issuance date of these financial statements for disclosure consideration.

k)       Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended July 31, 2014.

3.       Short-term Loans

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000.  The loan is unsecured, bears interest at 8% per annum and payable on August 1, 2014. As at July 31, 2014, the note holder has provided $53,940 to the Company. The Company is currently negotiating an increase to the loan amount to $75,000 and an extension of the maturity date.

5.     Related Party Transactions

As of July 31, 2014, the Company has an aggregate of $633 in non-interest bearing advances payable to Stephen Shepherd, CEO of the Company.

4.     Stockholders’ Equity

The Company’s authorized capital consisted of 300,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

On June 10, 2014, the board of directors approved a forward split of the issued and outstanding shares on the basis of 1 new share for each 3 existing shares. Upon effectiveness of the forward split, the issued and outstanding shares of common stock increased from 47,097,800 to 141,293,400. Concurrent with the forward split, the Company also increased its authorized shares of stock to 400,000,000 shares, consisting of 300,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share. All share and per share amounts have been retroactively adjusted to reflect the forward stock split.

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

General Overview

We were incorporated on December 1, 2010 under the laws of the State of Nevada. Our principal executive offices are located at 3790 El Camino Real, Suite 291, Palo Alto, California, 94306. Our telephone number is 866-287-2462. Our fiscal year end is January 31.

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

Our CEO and director, Stephen Shepherd and our new Secretary and director do not have any significant training or experience in the sales and distributions of electronics or bringing such new products to market however, they both have a keen interest in Bitcoin, electronics and our Smart TV business.

We anticipate that our flagship product will be the marketing and selling of Bitcoin hardware such as mining equipment and bitcoin ATM machines. This new line of products will be marketed through www.avranews.com, which will be information portal for crypto currencies. We have also acquired the domains avraWorld.com for our corporate site, avraPay.com for our payment solutions, avraATM for our ATM operations and avraTourism.com for our tourism specific projects. We will continue to seek a market for the Smart TV box labeled AvraKaddabra. This product will be a fully functional Smart TV box using the Android Operating System. Our current expectations are that the box will use the Android 4.0 Ice Cream Sandwich, with upgrades to follow in the future. We anticipate that this product will be an interactive television box that has an entire host of features which are commonly seen on other Smart TV Boxes, such as Google TV and Apple TV. Some of the more common features of the AvraKaddabra will include accessing the web, special applications for YouTube, Facebook and Twitter, Skype integration, and the ability to use the box as a wireless router for one’s home.

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

The company is looking to provide a digital wallet solution under the Avra brand, and will likely come from a white labeled pre-existing wallet solution available. The company is currently looking at potential partners for this area of the business.

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
  Search Engine Optimization Marketing – We plan on having a budget to market our brand and corporate identity on various search engines.

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
  Internet Sales – We will depend largely on this method of sales heavily as this product will be mainly targeted to Internet and technology savvy consumers, who primarily buy items like the AvraKaddabra on the Internet. Our company plans to sell via our own website www.avrakadabbra.com in addition to major electronics websites, such as Bestbuy.com, Amazon.com, and Ebay.com. Our website is live but the Company is looking at updating its website presence in the near future.

Competition

The home electronics industry is highly competitive. We are a new start-up stage company and have a weak competitive position in the industry. We compete with junior and senior home electronics companies. Many of the home electronics companies with which we compete for financing and for the acquisition of customers have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on product development, marketing and distribution. This advantage could enable our competitors to acquire larger market share and develop more competitive products. Such competition could adversely impact our ability to attain the financing necessary for us to develop our business plan.

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

Intellectual Property

We have not filed for any protection of our trademark, and we do not have any other intellectual property. We have reserved the domain names www.avrakadabbra.com, www.avraworld.com, www.avraATM.com, www.avraPay.com, www.avraNews.com and www.avraTourism.com and begun the development of our new bitcoin website.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2014, which are included herein.

Our operating results for the three and six months ended July 31, 2014 and 2013 are summarized as follows:

	Three Months Ended				Six Months Ended
	July 31,				July 31
		2014		2013		2014		2013
Revenue	$	Nil	$	Nil	$	Nil	$	Nil

Bank charges and interest		$183	$	Nil		$306	$	Nil
General and administrative		$513	$	Nil		$513	$	Nil
Marketing and advertising	$	Nil	$	Nil		$1,900	$	Nil
Transfer agent and filing fees		$4,070		$3,810		$4,530		$4,735
Foreign exchange loss (gain)		$14		$(102)		$38		$(165)
Professional fees		$10,463		$3,876		$20,655		$14,239
Interest expense		$1,046	$	Nil		$1,843	$	Nil
Net Loss		$(16,289)		$(7,584)		$(29,785)		$(18,809)

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Our net loss for the three-month period ended July 31, 2014 increased primarily due to increases in professional fees and interest expenses. Our net loss for the six-month period ended July 31, 2014 increased primarily due to an increase in marketing, advertising professional fees and interest expenses. Our net loss from inception is $125,488.

Liquidity and Capital Resources

Working Capital

		At July 31, 2014	At January 31, 2014

Current Assets	$	Nil	$1,071
Current Liabilities		$80,792	$(52,078)
Working Capital Deficit		$(80,792)	$(51,007)

Our total current assets as of July 31, 2014 were $0 as compared to total current assets of $1,071 as of January 31, 2014. Our total current liabilities as of July 31, 2014 were $80,792 as compared to total current liabilities of $52,078 as of January 31, 2014. The increase in current liabilities was attributed to increases in accounts payable, accrued liabilities, short-term loans, and payable due to related party.

Cash Flows

	Six Months Ended July 31,
	2014	2013
Net Cash Used in Operating Activities	$(18,204)	$(4,881)
Net Cash Provided by Financing Activities	$17,133	$5,000
Increase (decrease) in Cash During the Period	$(1,071)	$119

Operating Activities

Cash used in operating activities during the six-month period ended July 31, 2014 was $18,204 due to the operating expenses incurred. Cash used in operating activities during the six-month period ended July 31, 2013 was $4,881 due to the operating expenses incurred.

Investing Activities

We did not have any investing activities during the six months ended July 31, 2014 and 2013.

Financing Activities

The increase in cash provided by financing activities during the six-month period ended July 31, 2014 compared to the same period in 2013 was due to proceeds from a short-term loan and from a related party.

Plan of Operation

We are only beginning our operations. We anticipate that we will meet our ongoing cash requirements through equity or debt financing. We estimate that our expenses over the next 12 months (beginning October 2014) will be approximately $179,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

September 30, 2014 to December 2014:

•     Continual Testing of the Smart box units acquired from various suppliers by us as technology is changing very quickly.

•     Complete and launch our bitcoin website.

•     Continue evaluations of manufacturers of bitcoin mining equipment.

•     Develop or acquire an e-Wallet.

•     Continue development of ATM partners and payment solutions.

•     Design marketing materials.

•     Market products to large retailers and distributors.

•     Complete certain asset purchases such as inventory for the various products we will acquire.

•     Look at other Complementary technologies to add to the sales and marketing strategy.

January 2015 to August 2015:

•     If initial testing is successful, order additional units from Smart box suppliers and manufacturers.

•     Review opportunities for establishment of retail locations.

•     If initial testing is successful, order additional units from bitcoin suppliers and manufacturers.

•     Roll out ATM software to partners to allow ATM bitcoin purchases.

•     Roll out bitcoin payment solution to merchants.

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the six months ended July 31, 2014. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as at July 31, 2014.

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

AVRA, INC.

Date: September 15, 2014	By:	/s/ Stephen Shepherd
Stephen Shepherd Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)