Form 10-Q
period 2014-10-31
AVRA INC.
filed 2014-12-19
CIK 1552164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended October 31, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of December 18, 2014
Common stock, $0.00001 par value	62,797,084

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Avra Inc.

October 31, 2014

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

Avra Inc.

Balance Sheets

(Unaudited)

	October 31, 2014	January 31, 2014

ASSETS

Current Assets

Cash and cash equivalents	$ –	$ 1,071

Total Assets	$ –	$ 1,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 24,765	$ 14,638
Short-term loans	63,105	37,440
Due to related party	3,038	–

Total Liabilities	90,908	52,078

Contingencies and Commitments

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–
Common stock, 300,000,000 shares authorized, $0.00001 par value; 62,797,084 shares issued and outstanding	628	628
Additional paid-in capital	44,068	44,068
Accumulated deficit	(135,604)	(95,703)

Total Stockholders’ Deficit	(90,908)	(51,007)

Total Liabilities and Stockholders’ Deficit	$ –	$ 1,071

The accompanying notes are an integral part of these unaudited financial statements.

Avra Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended October 31, 2014	For the Three Months Ended October 31, 2013	For the Nine Months Ended October 31, 2014	For the Nine Months Ended October 31, 2013

Expenses

Bank charges and interest	$ 38	$ –	$ 344	$ –
General and administrative	1,919	–	2,432	–
Marketing and advertising	500	–	2,400	–
Transfer agent and filing fees	1,557	1,900	6,087	6,635
Professional fees	4,978	4,240	25,633	18,479

Total Operating Expenses	8,992	6,140	36,896	25,114

Other income (expense)
Foreign exchange gain	76	76	38	241
Interest expense	(1,200)	(170)	(3,043)	(170)
Total other income (expense)	(1,124)	(94)	(3,005)	71

Net Loss	$ (10,116)	$ (6,234)	$ (39,901)	$ (25,043)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	62,797,084	62,797,084	62,797,084	62,797,084

The accompanying notes are an integral part of these unaudited financial statements.

Avra Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended October 31, 2014	For the Nine Months Ended October 31, 2013

Cash Flows from Operating Activities

Net loss	$ (39,901)	$ (25,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expense	–	650
Accounts payable and accrued liabilities	10,127	2,072

Net Cash Used in Operating Activities	(29,774)	(22,321)

Cash Flows from Financing Activities

Proceeds from short-term loans	25,665	22,440
Proceeds from related party advances	3,038	–

Net Cash Provided by Financing Activities	28,703	22,440

(Decrease) increase in cash and cash equivalents	(1,071)	119

Cash and cash equivalents - Beginning of Period	1,071	–

Cash and cash equivalents - End of Period	$ –	$ 119

Supplementary Information:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

The accompanying notes are an integral part of these unaudited financial statements.

Avra, Inc.

Notes to the Financial Statements

(Unaudited)

1.       Nature of Business and Continuance of Operations

We have changed our business direction with the Company now being focused on solutions in the cryptocurrency and digital currency markets, particularly in offering payment solutions to businesses worldwide. However, the company has not completely abandoned its business of marketing and distributing of Smart TV boxes to home consumers throughout the United States. Smart TV boxes are hardware devices that allow consumers to combine all of the benefits of the Internet with the large size and high definition capabilities of TV screens. The Company’s new website has been launched and can be found at www.avraworld.com. However, after new initiatives to expand internationally, the company will re-brand and re-launch its new domain to be www.avraglobal.com. The Company’s business model can be broken down into four distinct categories, as follows: AvraPay: To develop a complete, turn-key and painless way for merchants to accept Bitcoin as Payment; AvraATM: To promote usage and acceptance of digital currencies through the Company's proposed network of ATMs; AvraTourism: To provide cryptocurrency payment processing solutions for merchants such as hotels and casinos; AvraNews: To provide a news portal focusing on digital currency news.

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of October 31, 2014, the Company has working capital deficit of $90,908 and has incurred losses totaling $135,604 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f)        Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At October 31, 2014, the Company has no potentially dilutive securities outstanding.

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

h)       Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the nine months ended October 31, 2014. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as at October 31, 2014.

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

j)        Subsequent Events

The Company’s management reviewed all material events from October 31, 2014 through the issuance date of these financial statements for disclosure consideration.

k)       Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended October 31, 2014 .

3.       Short-term Loans

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000.  The loan is unsecured, bears interest at 8% per annum and payable on August 1, 2014. On August 31, 2014, the loan agreement was been amended to increase the loan amount to $75,000 and  extend the maturity date to August 1, 2015. As at October 31, 2014, the note holder has provided $63,105 to the Company.

4.       Related Party Transactions

As of October 31, 2014, the Company has an aggregate of $3,038 in non-interest bearing advances payable to Stephen Shepherd, CEO of the Company.

5.       Stockholders’ Equity

The Company’s authorized capital consisted of 300,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

On June 10, 2014, the board of directors approved a forward split of the issued and outstanding shares on the basis of 3 new shares for each 1 existing share. Upon effectiveness of the forward split, the issued and outstanding shares of common stock increased from 47,097,800 to 141,293,400. Concurrent with the forward split, the Company also increased its authorized shares of stock to 400,000,000 shares, consisting of 300,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.  All share and per share amounts have been retroactively adjusted to reflect the forward stock split.

6.       Subsequent Events

a)       On November 1, 2014, the Company entered into a consulting agreement with a consultant who will provide compliance reviews, advise on reporting requirements and procedures, and co-ordinate SEC filings in consideration for $7,000 per month for a 1-year term, ending on December 1, 2015. The consulting fee is payable as follows:

                           i.      $3,500 per month settled in shares which will be converted at a 50% discount of the lowest 3 trading prices for the Company’s common stock during the last 10 trading days of each month.

                          ii.      $3,500 per month payable in cash at the end of each month in which the consultant also has the option to convert into shares at a market price less a 50% discount of the lowest 3 trading prices for the Company’s  common stock during the last 10 trading days from the date of conversion.

b)       On November 17, 2014, the board of directors approved a reverse split of the issued and outstanding shares on the basis of 1 new share for each 2.25 existing shares. Upon effectiveness of the reverse split, the issued and outstanding shares of common stock decreased from 141,293,400 to 62,797,084. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split as the Company obtained approval from FINRA regarding the stock split.

c)       On November 17, 2014, the Company entered into a Services Contract with a non-related third party who will provide public relations and marketing services in consideration of $25,000 for an initial term of 3 months. At the end of the initial term, the Contract shall remain in force on a month-to-month basis for consideration of $3,000 per month.

d)       On November 26, 2014, David Bailey, the former majority shareholder of the Company, sold 35,333,333 shares of the Company to Stephen Shepherd, the Chief Executive Officer and Director of the Company, pursuant to a share purchase agreement. In lieu of payment, Mr. Bailey was granted the rights to market the Company’s intellectual properties in the Country of Jamaica within the next 12 months of the signing of the agreement. Mr. Bailey also agreed to waive all amounts owed to him as officer advances.  In connection with the share purchase agreement, Stephen Shepherd also entered into an assignment agreement with the Company to assign all his proprietary information related to bitcoin and cryptocurrencies to the Company.

As a result, Stephen Shepherd now owns an aggregate of 35,333,333 shares of common stock, or 56.27% of our total voting power of all of our outstanding voting securities.

e)       On December 1, 2014, the Company entered into an investor relations agreement with an investor relations firm who will provide investor relations services in consideration for cash payments of $2,500 per month for a 6 month term ending May 31, 2015.

f)        On December 5, 2014, the Company entered into a subscription agreement whereby the Company will receive proceeds of $150,000 in exchange for (i) 600,000 common shares of the Company at a purchase price of $0.25 per share and (ii) a warrant to purchase 600,000 common shares of the Company with an exercise price of $0.50 per share for a period of one year.

g)       On December 8, 2014, the Company entered into a software and information technology agreement with a consulting company who will provide information technology support, software development and integration, hosting services and solutions, marketing strategies, and digital currencies solution services in consideration for cash payments of $5,000 per month for a 6-month term ending May 1, 2015.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” refer to Avra Inc., unless otherwise indicated.

General Overview

We were incorporated on December 1, 2010 under the laws of the State of Nevada. Our principal executive offices are located at 3790 El Camino Real, Suite 291, Palo Alto, California, 94306. Our telephone number is 866-287-2462. Our fiscal year end is January 31.

We have changed our business direction with the Company now being focused on solutions in the cryptocurrency and digital currency markets, particularly in offering payment solutions to businesses worldwide.  However, the company has not completely abandoned its business of marketing and distributing of Smart TV boxes to home consumers throughout the United States. Smart TV boxes are hardware devices that allow consumers to combine all of the benefits of the Internet with the large size and high definition capabilities of TV screens in the comfort of consumers’ living rooms. The Company’s new website has been launched and can be found at www.avraworld.com.  However, after new initiatives to expand internationally, the company will re-brand and re-launch its new domain to be www.avraglobal.com.  The Company’s business model can be broken down into four distinct categories, as follows:

AvraPay – Is the Company’s cryptocurrency payment solution. It plans to offer the technology in order for merchants to accept digital payments in their businesses, with AvraPay being the payment processor. The business will be able to accept payments online or in person through the AvraPay technology and be paid in government declared legal tender or better known as FIAT or cryptocurrency depending on the businesses preference. Avra plans to charge a percentage of the transaction in the same way as a credit card provider.

AvraATM – Is another technology solution planned by the Company is called AvraATM, which it plans to develop a software to be integrated with kiosks which will allow the kiosk to have the ability to accept payments, effectively converting the existing kiosk into a purchase point (ATM) for bitcoin and other cryptocurrencies. The planned revenue model is one where a percentage fee will be charged for the purchase of currency which will vary depending on the expectations of the individual owners of each kiosk network.

AvraTourism – Is where the Company plans on offering a tailored version of AvraPay to international holiday destinations, focused on tourism, such as hotels, casinos, airlines, restaurants, bars, and spas.  In addition to offering a specific solution which is to “buy-back” unused local currency from departing tourists, and in exchange we intend to provide tourists  with digital currency to for them to use upon their return home through dedicated ATMs installed in key points such as airports.

AvraNews – In addition to Avra’s website, the Company is developing its own news portal, which will provide up to the minute news and analysis on the cryptocurrency industry. The business will be supported by funneling business to Avra’s own business solutions, in addition to paid advertising and affiliate schemes. There will also be a section to connect investors and start-ups companies, which at some point in the future will be monetized through a subscription system.

To date the Company has been involved in initial discussions with other cryptocurrency providers in order to establish what the service proposition would be. In addition, the company has been involved in market research and has had initial discussions with potential clients to ensure that the services that will be provided are in demand and appropriately presented.

Avra plans to develop the ATM project with a provider throughout Central America, which is a part of a larger group operating in over 20 countries across Europe which we hope to be the next stages of expansion of the project. The company has spoken with several large hotel chains, casinos and other tourism related businesses in the Caribbean’s largest tourist destination in Punta Cana and has established that many of these establishments could be interested in such a product subject to the terms that would be offered. The Company has also identified several other large tourist destinations throughout the Americas where the expectation is to expand the service offering over the next 12 months.

Avra’s planned operations over the next 12 months are as follows:

Avra’s next stages of operation will be to ensure compliance with US and local authorities, to ensure the company has a legally approved AML/KYC policy and monitoring practices, as well as the development of the company’s central system (API) where all the services will connect and operate from.

The Avra news portal is being developed and is expected to become live within the next 60 days, providing daily news events and analysis, products information and fund raising opportunities for startups in the space.

The company is planning to have its systems and first ATM client live before the end of January 2015, as well as at least one of the large hotel chains actively using the system online and in-house. On completion of first phase and successful beta testing we intend to roll out the system at an accelerated rate through a network of sales agents working in strategic locations, a generous referral program, a strong social media presence as well as online advertising.

Once the established core businesses are operating and the sales process working, we intend to develop the product portfolio, working with remittance companies to allow remittances-by-bitcoin as well as regional bill-pay-by-bitcoin solutions, through portals that Avra will be developing further. We would expect these products to roll out between April-June 2015.

Operationally we expect to hire sales managers in 2015 to oversee sales for each of the brands AvraPay and AvraATM.  We also plan to hire an in house technology person who would monitor and develop the API and provide service to existing and new clients. The timing of the requirement of people for these positions will be variable depending on workloads and whether we can continue to use consultants at a cheaper rate.

From July to October 2015, we expect to be in a full marketing phase, expecting to increase users, business, the ATM network, solidifying the brand and awareness as well as bringing the company to solid profit margins in order to expand further.

Beyond 2015 and with the user base expected, we would hope to reduce our dependence on other providers for exchange and services, and start to provide those services ourselves, thereby increasing margins and ensuring that Avra is completely independent of other providers.

Recent Development

Change of Control

On November 26, 2014, David Bailey, the former majority shareholder of the Company, sold 35,333,333 shares of the Company to Stephen Shepherd, the Chief Executive Officer and Director of the Company, pursuant to a share purchase agreement. In lieu of payment, Mr. Bailey was granted the rights to market the Company’s intellectual properties in the Country of Jamaica within the next 12 months of the signing of the agreement. Mr. Bailey also agreed to waive all amounts owed to him as officer advances.  In connection with the share purchase agreement, Stephen Shepherd also entered into an assignment agreement with the Company to assign all his proprietary information related to bitcoin and cryptocurrencies to the Company.

As a result, Stephen Shepherd now owns an aggregate of 79,500,000 pre-reverse stock split shares of common stock, or 56.27% of our total voting power of all of our outstanding voting securities.

Reverse Stock Split

On November 17, 2014, the Company filed a Certificate of Amendment to amend its Articles of Incorporation so that each two point two five (2.25) shares of common stock issued and outstanding shall, automatically and without any action on the part of the respective holders thereof, be combined and converted into one (1) share of common stock (the "Reverse Stock Split"). The Reverse Stock Split was approved by the majority shareholder holding 58.39% of then issued and outstanding common stock of the Company and by the board of directors through unanimous written consent on November 11, 2014. No fractional shares shall be issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive fractional shares of common stock shall be rounded up to the next whole share of common stock. We have obtained approval from Financial Industry Regulatory Authority regarding the Reverse Stock Split and the corporation action took effect on December 11, 2014.

Financing

On December 5, 2014, we closed a financing transaction by entering into a subscription agreement dated with a non-U.S. investor (the “Purchaser”) for aggregate investment proceeds of $150,000. Pursuant to the subscription agreement, we issued the following to the Purchaser: (i) 600,000 shares of the Company’s common stock at a purchase price of $0.25 per share, and (ii) a warrant to purchase an aggregate of 600,000 shares of the Company’s common stock, for an exercise price of $0.50 per share for a period of one year from the closing date. The securities were offered and sold without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation S promulgated thereunder and in reliance on similar exemptions under applicable state laws.

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the nine months ended October 31, 2014. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as at October 31, 2014.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended October 31, 2014.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended October 31, 2014, which are included herein.

Our operating results for the three and nine months ended October 31, 2014 and 2013 are summarized as follows:

	Three Months Ended				Nine Months Ended
	October 31,				October 31
		2014		2013		2014		2013
Revenue	$	Nil	$	Nil	$	Nil	$	Nil

Bank charges and interest		$38	$	Nil		$344	$	Nil
General and administrative		$1,919	$	Nil		$2,432	$	Nil
Marketing and advertising		$500	$	Nil		$2,400	$	Nil
Transfer agent and filing fees		$1,557		$1,900		$6,087		$6,635
Foreign exchange loss (gain)		$(76)		$(76)		$(38)		$(241)
Professional fees		$4,978		$4,240		$25,633		$18,479
Interest expense		$1,200		$170		$3,043		$170
Net Loss		$(10,116)		$(6,234)		$(39,901)		$(25,043)

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Our net loss for the three-month period ended October 31, 2014 increased primarily due to increases in general and administrative expenses, professional fees and interest expenses. Our net loss for the nine-month period ended October 31, 2014 increased primarily due to an increase in marketing, advertising, professional fees and interest expenses. Our net loss from inception is $135,604.

Liquidity and Capital Resources

Working Capital

		At October 31, 2014	At January 31, 2014

Current Assets	$	Nil	$1,071
Current Liabilities		$90,908	$52,078
Working Capital Deficit		$(90,908)	$(51,007)

Our total current assets as of October 31, 2014 were $0 as compared to total current assets of $1,071 as of January 31, 2014. Our total current liabilities as of October 31, 2014 were $90,908 as compared to total current liabilities of $52,078 as of January 31, 2014. The increase in current liabilities was attributed to increases in accounts payable, accrued liabilities, short-term loans, and payable due to related party.

Cash Flows

	Nine Months Ended October 31,
	2014	2013
Net Cash Used in Operating Activities	$(29,774)	$(22,321)
Net Cash Provided by Financing Activities	$28,703	$22,440
(Decrease) Increase in Cash During the Period	$(1,071)	$119

Operating Activities

Cash used in operating activities during the nine-month period ended October 31, 2014 was $29,774 due to the operating expenses incurred. Cash used in operating activities during the nine-month period ended October 31, 2013 was $22,321 due to the operating expenses incurred.

Investing Activities

We did not have any investing activities during the nine months ended October 31, 2014 and 2013.

Financing Activities

The increase in cash provided by financing activities during the nine-month period ended October 31, 2014 compared to the same period in 2013 was due to proceeds from a short-term loan and from a related party.

Plan of Operation

We are only beginning our operations. We anticipate that we will meet our ongoing cash requirements through equity or debt financing. We estimate that our expenses over the next 12 months (beginning January 2015) will be approximately $480,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	$50,000
SEC Compliance and filing fees	12 months	$36,000
Purchase of inventory for testing	12 months	$12,000
Platform & IT Costs	12 months	$24,000
Website and marketing strategies	12 months	$25,000
Management and operating costs	12 months	$60,000
Digital Currency Compliance Consulting Fees	12 months	$54,000
Salaries and consulting fees	12 months	$90,000
Investor relations and capital raising	12 months	$30,000
Fixed asset purchases	12 months	$29,000
Social media and online sales marketing	12 months	$30,000
General and administrative expenses	12 months	$40,000
Total		$480,000

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

If we are not able to raise the full $480,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on product acquisition, testing and servicing costs as well as marketing and advertising of our products. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

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

January 2015 to March 2015:

•     Continual Testing of the Smart box units acquired from various suppliers by us as technology is changing very quickly.

•     Complete our AML/KYC Policies to ensure regulatory compliance.

•     Develop or acquire an e-Wallet.

•     Implement AvraATM’s first roll out with Mango Pay.

•     Continue development of other ATM partners.

•     Complete development of the platform, API and technical requirements.

•     Design marketing materials.

•    Purchase and implement at least 2 ATMs owned and operated by Avra.

•     Develop a global sales strategy for distribution of products.

•     Look at other Complementary technologies to add to the sales and marketing strategy.

April 2015 to December 2015:

•     Begin the roll out AvraPay payment solution through online, channel distribution and tourism strategies.

•     If initial testing of ATMs is a success, proceed to purchase and implement more ATM locations.

•     Continue partner development worldwide for ATM/Kiosk operations.

•     Continue development of industry specific solutions for digital currencies.

•     Attend trade shows.

•     Hire personnel to market our products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 5, 2014, we closed a financing transaction by entering into a subscription agreement dated with a non-U.S. investor (the “Purchaser”) for aggregate investment proceeds of $150,000. Pursuant to the subscription agreement, we issued the following to the Purchaser: (i) 600,000 shares of the Company’s common stock at a purchase price of $0.25 per share, and (ii) a warrant to purchase an aggregate of 600,000 shares of the Company’s common stock, for an exercise price of $0.50 per share for a period of one year from the closing date. The securities were offered and sold without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act and/or Regulation S promulgated thereunder and in reliance on similar exemptions under applicable state laws.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Change of Control

On November 26, 2014, David Bailey, the former majority shareholder of the Company, sold 35,333,333 shares of the Company to Stephen Shepherd, the Chief Executive Officer and Director of the Company, pursuant to a share purchase agreement. In lieu of payment, Mr. Bailey was granted the rights to market the Company’s intellectual properties in the Country of Jamaica within the next 12 months of the signing of the agreement. Mr. Bailey also agreed to waive all amounts owed to him as officer advances.  In connection with the share purchase agreement, Stephen Shepherd also entered into an assignment agreement with the Company to assign all his proprietary information related to bitcoin and cryptocurrencies to the Company.

As a result, Stephen Shepherd now owns an aggregate of 35,333,333 shares of common stock, or 56.27% of our total voting power of all of our outstanding voting securities.

Reverse Stock Split

On November 17, 2014, the Company filed a Certificate of Amendment to amend its Articles of Incorporation so that each two point two five (2.25) shares of common stock issued and outstanding shall, automatically and without any action on the part of the respective holders thereof, be combined and converted into one (1) share of common stock (the "Reverse Stock Split"). The Reverse Stock Split was approved by the majority shareholder holding 58.39% of then issued and outstanding common stock of the Company and by the board of directors through unanimous written consent on November 11, 2014. No fractional shares shall be issued in connection with the Reverse Stock Split. Stockholders who otherwise would be entitled to receive fractional shares of common stock shall be rounded up to the next whole share of common stock. We have obtained approval from Financial Industry Regulatory Authority regarding the Reverse Stock Split and the corporation action took effect on December 11, 2014.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification Required by Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
101.INS	XBRL Instance Document †
101.SCH	XBRL Taxonomy Extension Schema Document †
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	XBRL Taxonomy Extension Label Linkbase Document †
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †

*	In accordance with SEC Release 33-8238, Exhibits 32.1 is furnished and not filed.
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

AVRA, INC.

Date: December 19, 2014	By:	/s/ Stephen Shepherd
Stephen Shepherd Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)