Form 10-K
period 2015-01-31
AVRA INC.
filed 2015-05-07
CIK 1552164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	January 31, 2015
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-182130

AVRA INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4789798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

115 Pelham Commons Boulevard, Greenville, SC	29615
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	1-844-287-2462

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes ☐ No ☒

There was a limited trading market for our common stock as of July 31, 2014.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
63,397,067 common shares as of May 4, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.           Business

General Overview

We were incorporated on December 1, 2010 under the laws of the State of Nevada. Our principal executive offices are located at 115, Pelham Commons Boulevard, Greenville, South Carolina. 29615. Our telephone number is 866-287-2462. Our fiscal year end is January 31.

The Company is focused on solutions in the cryptocurrency and digital currency markets, particularly in offering payment solutions to businesses worldwide.  The company also still maintains its business of marketing and distributing of Smart TV boxes to home consumers throughout the United States. Smart TV boxes are hardware devices that allow consumers to combine all of the benefits of the Internet with the large size and high definition capabilities of TV screens in the comfort of consumers’ living rooms. The Company’s new website has been launched and can be found at www.avraglobal.com.  The Company’s digital currency business model can be broken down into five distinct categories, as follows:

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

AvraSecure – delivers a full range of server security, hosting and management services that provide fully-managed and co-managed security solutions to meet the security and infrastructure needs of organizations. The company security specialists work with clients to create a secure compliant environment for critical infrastructure. Also working with customers to pass compliance audits by coordinating directly with auditors and providing comprehensive documentation.

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

On December 8, 2014, the Company entered into a software and information technology agreement with T2M International Inc., a consulting company, who will provide information technology support, software development and integration, hosting services and solutions, marketing strategies, and digital currencies solution services in consideration for cash payments of $5,000 per month for a 6-month term ending May 1, 2015.

On December 22, 2014, the Company engaged Sightspan as compliance consultants to ensure that Avra Inc. will be operating compliantly in the markets in which it operates. Sightspan have provided OFAC/AML policies for both the US and Dominican Republic markets, being the first key markets that Avra will be working. In the US this will ensure that Avra is compliant with FinCen regulations as a money transmitter and the Company’s responsibilities regarding BSA reporting for money laundering. This also includes in-house training for all Company staff as regards the responsibilities of all parties and a comprehensive program of education to ensure that the policy is kept current.

Avra is developing the ATM project with a provider in Central America, which is a part of a larger group operating in over 20 countries worldwide which we hope to be the next stages of expansion of the project. The company has spoken with several large hotel chains, casinos and other tourism related businesses in the Caribbean’s largest tourist destination in Punta Cana and has established that many of these establishments could be interested in such a product subject to the terms that would be offered. The Company has also identified several other large tourist destinations throughout the Americas where the expectation is to expand the service offering over the next 12 months.

Avra’s planned operations over the next 12 months are as follows:

Avra’s next stages of operation will be to continue ensuring compliance with US and local authorities, maintaining monitoring practices, as well as the continued development of the company’s central system (API) where all the services will connect and operate from.

The Avra news portal is being developed and is expected to become live within the next 60 days, providing daily news events and analysis, products information and fund raising opportunities for startups in the space.

The Company is working on it’s first ATM client and is now expected to be live by June. The Company is in active discussions with several large hotel chains and looks to have these businesses actively using the system online and in-house in the next 3 months. On completion of first phase and successful beta testing we intend to roll out the system at an accelerated rate through a network of sales agents working in strategic locations, a generous referral program, a strong social media presence as well as online advertising.

Once the established core businesses are operating and the sales process working, we intend to develop the product portfolio, working with remittance companies to allow remittances-by-bitcoin as well as regional bill-pay-by-bitcoin solutions, through portals that Avra will be developing further. We would expect these products to roll out between July-September 2015.

Operationally we expect to hire sales managers in late 2015 to oversee sales for each of the brands AvraPay and AvraATM.  We also plan to hire an in house technology person who would monitor and develop the API and provide service to existing and new clients. The timing of the requirement of people for these positions will be variable depending on workloads and whether we can continue to use consultants at a cheaper rate.

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

Introduction of Bitcoin

Since its inception in 2009, Bitcoin as the leading virtual or digital currency has grown substantially, with many other different currencies appearing since 2011. Bitcoin is a consensus network that enables a new payment system and a completely digital form of money. It is the first decentralized peer-to-peer payment network that is powered by its users with no central authority or middlemen. From a user perspective, Bitcoin is pretty much like cash for the Internet. Bitcoin can also be seen as the most prominent triple entry bookkeeping system in existence.

From a user perspective, Bitcoin is nothing more than a mobile app or computer program that provides a personal Bitcoin wallet and allows a user to send and receive bitcoins with them. This is how Bitcoin works for most users.

Behind the scenes, the Bitcoin network is sharing a public ledger called the "block chain". This ledger contains every transaction ever processed, allowing a user's computer to verify the validity of each transaction. The authenticity of each transaction is protected by digital signatures corresponding to the sending addresses, allowing all users to have full control over sending bitcoins from their own Bitcoin addresses. In addition, anyone can process transactions using the computing power of specialized hardware and earn a reward in bitcoins for this service. This is often called "mining".

There is a growing number of businesses and individuals using Bitcoin. This includes brick and mortar businesses like restaurants, apartments, law firms, and popular online services such as Expedia, Microsoft, Dell, NewEgg, WordPress, and Overstock. While Bitcoin remains a relatively new phenomenon, it is growing fast. In April 2015, the value of all bitcoins in circulation exceeded US$3 billion with tens of millions of dollars worth of bitcoins exchanged daily.

Bitcoin payments are easier to make than debit or credit card purchases, and can be received without a merchant account. Payments are made from a wallet application, either on your computer or smartphone, by entering the recipient's address, the payment amount, and pressing send. To make it easier to enter a recipient's address, many wallets can obtain the address by scanning a QR code or touching two phones together with NFC technology.

Advantages of Bitcoin

Payment freedom - It is possible to send and receive any amount of money instantly anywhere in the world at any time. No bank holidays. No borders. No imposed limits. Bitcoin allows its users to be in full control of their money.

Very low fees - Bitcoin payments are currently processed with either no fees or extremely small fees. Users may include fees with transactions to receive priority processing, which results in faster confirmation of transactions by the network. Additionally, merchant processors exist to assist merchants in processing transactions, converting bitcoins to fiat currency and depositing funds directly into merchants' bank accounts daily. As these services are based on Bitcoin, they can be offered for much lower fees than with PayPal or credit card networks.

Fewer risks for merchants - Bitcoin transactions are secure, irreversible, and do not contain customers’ sensitive or personal information. This protects merchants from losses caused by fraud or fraudulent chargebacks, and there is no need for PCI compliance. Merchants can easily expand to new markets where either credit cards are not available or fraud rates are unacceptably high. The net results are lower fees, larger markets, and fewer administrative costs.

Security and control - Bitcoin users are in full control of their transactions; it is impossible for merchants to force unwanted or unnoticed charges as can happen with other payment methods. Bitcoin payments can be made without personal information tied to the transaction. This offers strong protection against identity theft. Bitcoin users can also protect their money with backup and encryption.

Transparent and neutral - All information concerning the Bitcoin money supply itself is readily available on the block chain for anybody to verify and use in real-time. No individual or organization can control or manipulate the Bitcoin protocol because it is cryptographically secure. This allows the core of Bitcoin to be trusted for being completely neutral, transparent and predictable.

Our Products and Services

Avra is focused in providing services to both consumers and businesses in this sector, providing access to the technology in a simple way. The Company’s business model can be broken down into five distinct categories, as follows:

AvraPay – is the Company’s cryptocurrency payment solution. It plans to offer the technology in order for merchants to accept digital payments in their businesses, with AvraPay being the payment processor. The business is expected to be able to accept payments online or in person through the AvraPay technology and be paid in government declared legal tender or better known as FIAT or cryptocurrency depending on the businesses preference. Avra plans to charge a percentage of the transaction in the same way as a credit card provider.

AvraATM – is another technology solution planned by the Company is called AvraATM, which it plans to develop a software to be integrated with kiosks which will allow the kiosk to have the ability to accept payments, effectively converting the existing kiosk into a purchase point (ATM) for bitcoin and other cryptocurrencies. The planned revenue model is one where a percentage fee will be charged for the purchase of currency, which will vary depending on the expectations of the individual owners of each kiosk network.

AvraTravel – is where the Company plans on offering a tailored version of AvraPay to international holiday destinations, focused on tourism, such as hotels, casinos, airlines, restaurants, bars, and spas. These tailored solutions will enable businesses to be fully mobile and yet charge clients instantly to their digital wallets. Avra also intends to run a buy-back scheme intended for digital currency where departing tourists will be able to exchange through a partner, their remaining unused local currency and take home digital currency.

AvraSecure – delivers a full range of server security, hosting and management services that provide fully-managed and co-managed security solutions to meet the security and infrastructure needs of organizations. The company security specialists work with clients to create a secure compliant environment for critical infrastructure. Also working with customers to pass compliance audits by coordinating directly with auditors and providing comprehensive documentation.

AvraNews – In addition to Avra’s website, the Company is developing its own news portal, which will provide up to the minute news and analysis on the cryptocurrency industry. This business area will be supported by funneling business to Avra’s own business solutions, in addition to paid advertising and affiliate schemes. There will also be a section to connect investors and start-ups companies, which at some point in the future will be monetized through a subscription system.

Avra is developing products for markets worldwide, with a strong focus on the US marketplace, Central America and the Caribbean tourist markets and also China where one of the Company’s directors is located.

Avra owns the domains avraglobal.com, avraworld.com, avrainc.com, avraonline.com, avratip.com, avrapro.com, avrabit.com, avracoin.com.

AvraPay Features

AvraPay can be accessed through any web enabled device. Businesses and clients alike will be able to send and receive payments with only a mobile signal for their phone. Businesses will be able to send invoices directly from the AvraPay portal to clients via email also, with instant confirmations of payments in the portal and also via email. The AvraPay platform can also be accessed through SMS should the user not have access to the internet where users and businesses can also send and receive money by simply sending text messages.

The AvraPay Portal will be the central point of the system, where users can see their history, balances, generate invoices, add and withdraw funds and manage their AvraPay account including any other wallet addresses that they may have.

AvraPay receives commissions over payments sent and received to and from the client’s wallet when changing to local currency as well as transaction revenue depending on the type of transaction realized by the client.

Businesses can opt for their AvraPay account to be linked to their bank account to enable instant conversion of digital currency to cash at the moment of transaction to remove their exposure to the fluctuations in the digital currency exchange markets. The business will receive normally within 1 business day the funds directly to their company account.

The company owns the domains avrapay.com, avrapay.com.do, and avra.do for this business.

AvraATM Features

AvraATM will operate under two different models however both dedicated to provision of the same service, which is to allow clients access to digital currency through automated teller machines, simply by inserting local currency.

Our partner program will work with existing kiosk/terminal operators to provide the services in order to purchase and sell digital assets through the terminals. The terminals will work with the Avra API to confirm transactions and interact with the relevant digital currency wallets of the client. The client can insert cash, and on confirmation of the transaction by the terminal relevant digital currency funds will be provided to the client within a few seconds. To withdrawl local currency from an enabled machine, the client will send funds to the terminal from their mobile device and once the transaction is confirmed, the monies will be released by the machine.

Avra will also be purchasing, branding, installing and running its own kiosks. The kiosks will be branded Avra, and will provide all the payment services of the local market where it is installed, as well as the digital currency transactions mentioned. These machines will provide visability for Avra, but also will provide good income streams from the ancillary transactions that the terminals are able to provide such as electric, water, gas, taxes, mobile phone recharges etc. These terminals will also be distributed under out AvraTravel strategy in key locations in hotel receptions, high traffic areas and airports.

Avra owns the domain avraatm.com for this line of business.

AvraTravel Features

AvraTravel is a combination of the Payment and ATM solutions to be introducted into destination specific markets. Avra is focused initially on the primary vacation destinations in the Americas and the Caribbean, offering to hotels, casinos, tour operators, and other related businesses, the ability to transact with their clients in digital currencies.

Clients will be able to recharge their bitcoin wallet from their bank account before leaving home and travel without the need to carry large amounts of cash or credit cards. In their chosen destination they will be able to safely and securely pay with just their mobile phone, without running the risk of theft of cash or credit card cloning. They will also be able to withdraw local cash for any needs from hotel receptions, ATM/kiosks and other Avra agents in the destinations. From hotels, stores, restaurants to taxis and watersports, AvraTravel can turn any business into a bitcoin friendly enterprise.

AvraSecure Features

AvraSecure delivers a full range of server security, hosting and management services that provide fully-managed and co-managed security solutions to meet the security and infrastructure needs of your organization. Our security specialists work with you to create a secure compliant environment for your critical infrastructure. AvraSecure works with our customers to pass compliance audits by coordinating directly with auditors and providing comprehensive documentation. The combination of our proactive security approach, our expert team of security specialists and industry leading technologies make AvraSecure the obvious choice for organizations seeking to comply with industry regulations and increase overall security.

For businesses accepting credit cards on-line, major credit card companies now require that the rules found in the Payment Card Industry Data Security Standard (PCI DSS)to be followed. PCI-DSS was developed by several of the major credit card companies as a guideline to help organizations that process credit card payments prevent credit card fraud, hacking and various other security vulnerabilities and threats. It is regarded as an industry-established policy and requires compliance by all merchants and service providers that store, process, or transmit card holder data, regardless of size.

Distribution and Marketing

Our initial efforts will be centered in developing our brand image. In order for this to happen effectively, we expect to engage in an aggressive advertising and marketing campaign before each product’s launch. From there, we will try to expand our business through several methods. These methods include:

  Trade Shows – A highly effective medium to help promote the brand of Avra Inc. as well as the Avra suite of products. It will be important for our company to effectively distinguish its system from every other Bitcoin company that exists in the market. Our company will hire top marketers in the industry to run it’s trade show marketing campaigns.

  Digital Currency and Technology Blogs – It will be important for our company to get attention from top technology blogs and websites in the U.S. Such large blogs include Engadget.com, Gizmodo.com and Wired.com. The reviews and attention that these weblogs provide are key to the success of a lot of technology companies in the U.S. Casual readers as well as professionals in the community read these blogs on a daily basis to be informed on the latest news. This is an effective way of getting positive attention for our company. In addition, this is a free way of getting the message out.

  Word of Mouth – Since it is imperative for our company to build a brand image, we will rely on word of mouth to help sustain our business. This will be kick started by effective advertising in other areas, such as TV advertising and Internet advertising. Later on people will tell their friends how great the Avra service is.

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

We plan to sell our Avra products through a number of distribution channels. These will include:

  POS Operators – Most retaliers employ a POS system in order to control the billing. Avra will work alongside these companies to offer both integrations within their systems to allow their clients additional payment methods in digital currency, as well as a generous commission schedule to motivate the POS providers to market the AvraPay product.

  US ISO/MSP Distribution – Avra intends to develop distribution strategies to leverage existing card payment distribution networks to allow digital currency payments to take place alongside. As ISOs and MSPs have large existing networks of retailers using their service, Avra offers additional revenue streams to the company and more payment options to the retailer.

  Direct Sales – Avra will be selling through outbound telephone campaigns directing clients to signups and dealing with paperwork through email and the web.

Internet Sales – We will depend largely on this method of sales as the products will be mainly targeted to Internet and technology savvy businesses. Our website is live but the Company is looking at updating its website presence in the near future to integrate online signups and instant identity verification.

Competition

The bitcoin industry is, although new, still highly competitive. We are an early stage company and have a weak competitive position in the industry. We compete with junior and senior digital currency companies. Many of the companies with which we compete for financing and for the acquisition of customers have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on product development, marketing and distribution. This advantage could enable our competitors to acquire larger market share and develop more competitive products. Such competition could adversely impact our ability to attain the financing necessary for us to develop our business plan.

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

Government Regulations

US Federal Level

The Financial Crimes Enforcement Network (“FinCEN”) is the bureau of the US Department of the Treasury that enforces federal regulation of money services businesses in the United States.

On March 18, 2013, FinCEN  published guidance announcing that it would make no distinction between transmitters of government (or “fiat”) currency and transmitters of bitcoin, which it now famously referred to as a “decentralized convertible virtual currency”, rather than by name itself.

Thus, businesses that transmitted, sold or exchanged bitcoin were now Money Services Businesses, specifically “money transmitters”, required to register with FinCEN and satisfy ongoing record-keeping and reporting requirements.

Because money transmission is such a heavily regulated business, classification as a money transmitter – especially unwitting classification – comes with real legal and practical consequences.

FinCEN regulates money transmitters pursuant to a legislative framework commonly referred to as the Bank Secrecy Act (“BSA”), which includes elements of the Patriot Act and other pieces of legislation. The primary consequence of this regulation is that money transmitters must put in place and enforce Anti Money Laundering (“AML”) and Know Your Customer (“KYC”) policies designed to aid FinCEN’s investigation of potential criminal activity.

The specific AML and KYC requirements of the BSA could (and do!) fill pages. But in short strokes, businesses must collect personally identifying information about their customers, in some circumstances report that information to FinCEN, and sometimes even outright deny service.

Suspicious transactions - or even ministerial transactions over a certain dollar amount - must be reported to FinCEN. In effect, the BSA deputizes financial institutions, requiring them to act as the government's foot soldiers in its war on money laundering.

US State Level

However, just because the business is considered a money transmitter by the federal government does not necessarily mean it will be classified as such.

At minimum, we know that two states do not require money transmission licensure: South Carolina and Montana. A third, New Mexico, only regulates negotiable instruments, a category which, so far, has not been applied to bitcoin. State regulatory bodies have offered little, if any, guidance to bitcoin businesses. In fact, the most helpful information they have provided is not bitcoin-specific at all. It has to do with a legal principal called “extraterritorial jurisdiction”: some state regulatory bodies have announced that any business servicing or soliciting its state’s citizens must satisfy that state’s licensing requirements, even if the business has no physical presence in that state. This is true whether the business is physically located in a different state, a foreign country, or is as a web service with no physical presence at all.

This principle has special applicability to bitcoin businesses.

Decentralized digital currency is, by design, a borderless medium of exchange. Most bitcoin businesses exist on the internet, where the state of its incorporation and the citizenship of its clientele are all but irrelevant.

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

Intellectual Property

We have not filed for any protection of our trademark, and we do not have any other intellectual property. We own the domains avraworld.com, avraglobal.com, avrapay.com, avrapay.com.do, avra.do, avraatm.com, avratravel.com, avratourism.com, avrasecure.com, avranews.com, avratip.com, avrapro.com, avrainc.com, avrabit.com, avracoin.com, avraonline.com.

Employees

As of May 2015, we have 3 employees. Our CEO & Director is devoting approximately 50 hours per week to our affairs. We also engage a number of consultants.

Recent Developments

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

Subsidiary

On January 4, 2015, the Company established a subsidiary AvraPay SRL under the laws of Dominican Republic, where Avra Inc. owns 99%, and Steve Shepherd owns 1% of the shares of AvraPay SRL.

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

The loss of Steve Shepherd, our president, chief executive officer, chief financial officer, treasurer, secretary and director would harm our business and decrease our ability to operate profitably.

We will rely heavily on Steve Shepherd to conduct our operations and the loss of this individual could significantly disrupt our business. Virtually all material decisions concerning the conduct of our business are made or are significantly influenced by Steve Shepherd.

We may not succeed in effectively marketing Avra products, which could prevent us from acquiring customers and achieving significant revenues.

The amount of sufficient funds we need to carry out all of our anticipated advertising and marketing efforts over a 12 month period is $100,000. Effective use of this budget will allow us to engage in an advertising and marketing campaign before the product is launch. This will include social media and online sales marketing. Our initial marketing efforts will be centered in developing our brand image. With this budget we can advance our company and awareness of its products to a point where sales orders can be generated. We believe that it will cost approximately $100,000 in the next 12 months to successfully advertise and market our product. Although we believe that $100,000 will provide sufficient marketing opportunities, there is no assurance that we will be able to acquire or retain customers from our marketing efforts. As of January 31, 2015, we did not have sufficient funds to carry out all our anticipated advertising and marketing efforts and there can be no assurance that we will be able to raise the required funds, if we cannot secure additional financing on acceptable terms we will have to cease or suspend our marketing efforts. Our ability to market our product successfully is also dependent on external factors over which we may have little or no control, including the performance of our suppliers, third-party carriers and networking vendors. We also rely on third parties for information, including product characteristics that we present to consumers, which may, on occasion, be inaccurate. Our failure to provide our customers with a product that meets their expectations, for any reason, could substantially harm our reputation and prevent us from developing Avra as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships and, as a result, substantially harm our business and results of operations.

Competition from digital currency companies with greater brand recognition and resources may result in our inability to continue with our operations or prevent us from achieving significant revenues.

The industry is highly competitive and new brands and products are being launched all the time. The competitive nature of the digital currency industry as a whole means that we have to establish our product at the right price, ensure that it is appealing and ensure that our products are distributed through the appropriate channels. Current and potential competitors include large bitcoin exchanges and payment processors which offer competitive products, or which may see a market to develop a portfolio of products similar to ours.

Many other companies have advantages over us, including longer operating histories, greater brand recognition, existing customer and supplier relationships, and significantly greater financial, marketing and other resources. Some of these retailers may be able to devote substantially more resources to developing new products, or they may have contacts with other companies that devote themselves full time to developing new products. In addition, larger, more established and better capitalized entities may acquire, invest or partner with traditional and online competitors as use of the Internet and other online services increases.

Our management beneficially owns approximately 56% of the shares of common stock and their interest could conflict with the investors which could cause the investor to lose all or part of the investment.

Steve Shepherd, our sole director, president, chief executive officer, chief financial officer, treasurer and secretary owns, or has control over, approximately 56% of our issued and outstanding common stock. As such, Mr. Shepherd is able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control, which may be to the benefit of our management but not in the interest of the shareholders. This beneficial ownership and potential effective control on all matters relating to our business and operations could eliminate the possibility of shareholders changing the management in the event that the shareholders did not agree with the conduct of the officers and directors. Additionally, the shareholders would potentially not be able to obtain the necessary shareholder vote to affect any change in the course of our business. This lack of shareholder control could prevent the shareholders from removing from the board of directors any directors who are not managing our company with sufficient skill to make it profitable, which could prevent us from becoming profitable.

Since our sole officer and director does not have significant training or experience in the electronics industry, our business could suffer irreparable harm as a result of his decisions and choices and you could lose your entire investment.

Though, as our sole director and officer, Steve Shepherd, is indispensable to our operations, he does not have any significant training or experience in the sales of electronics and bringing such new products to market. Without such direct training or experience, he may not be fully aware of many of the specific requirements related to working within this environment. Our sole officer and director’s decisions and choices may therefore fail to take into account standard technical or managerial approaches which other companies in the electronics business commonly use. Consequently, our operations, earnings, and ultimately our ability to carry on business could suffer irreparable harm, which could result in the total loss of your investment.

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

Our sole director and officer is a resident of the Dominican Republic and investors may have difficulty enforcing any judgments against him within the United States.

Our sole director and officer is a British National, resident in the Dominican Republic, and all or a substantial portion of his assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our company or our sole officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

Risks Related to the Ownership of Our Stock

Our stock price may be volatile, and our stockholders’ investment in our stock could decline in value.

The market prices for our securities and those of other life sciences companies have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this Annual Report on Form 10-K, may have a significant impact on the market price of our common stock:

•	the receipt or failure to receive the additional funding necessary to conduct our business;

•	selling by existing stockholders and short-sellers;

•	announcements of technological innovations or new commercial products by our competitors or us;

•	developments concerning proprietary rights, including patents;

•	publicity regarding us, our product candidates or those of our competitors, including research reports published by securities analysts;

•	regulatory developments in the U.S. and foreign countries;

•	litigation;

•	economic and other external factors or other disaster or crisis; and

•	period-to-period fluctuations in financial results.

The continued sale of our equity securities will dilute the ownership percentage of our existing stockholders and may decrease the market price for our common stock.

Given our lack of revenues and the doubtful prospect that we will earn significant revenues in the next year, we will require additional financing of $500,000 for the next 12 months, which will require us to issue additional equity securities. We expect to continue our efforts to acquire financing to fund our planned development and expansion activities, which will result in dilution to our existing stockholders. In short, our continued need to sell equity will result in reduced percentage ownership interests for all of our investors, which may decrease the market price for our common stock.

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

Steve Shepherd owns approximately 56% of our outstanding voting securities. Mr. Shepherd is also our sole officer and director. Mr. Shepherd, due to his shareholdings and position with our company, has significant influence over our business, including decisions regarding mergers, consolidations, liquidations, the sale of all or substantially all of our assets, the election of directors and other significant corporate actions. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which could deprive our stockholders of an opportunity to receive a premium for their shares as part of a sale of our assets or reduce the market price of our shares.

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

Item 2.           Properties

Our principal executive offices are located at 115, Pelham Commons Boulevard, Greenville, South Carolina, 29615. We rent the space for approximately $200 per month.

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

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed on the OTCQB under the trading symbol “AVRN”. The first trade of our stock was on April 23, 2013. Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. The following table presents the high and low bid price for our common stock for the periods indicated:

Quarter Ended	High	Low
April 30, 2015	$0.51	$0.45
January 31, 2015	$0.51	$0.05
October 31, 2014	$1.00	$0.05
July 31, 2014	$1.10	$1.00
April 30, 2014	$0.30	$0.30
January 31, 2014	$0.30	$0.30
October 31, 2013	$0.30	$0.30
July 31, 2013	$0.00	$0.00
April 30, 2013	$0.00	$0.00

Holders

As of May 4, 2015 there were 30 holders of record of our common stock. As of such date, 63,397,067 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended January 31, 2015.

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

Overview

We were incorporated on December 1, 2010 under the laws of the State of Nevada. Our principal executive offices are located at 115, Pelham Commons Boulevard, Greenville, South Carolina. 29615. Our telephone number is 866-287-2462. Our fiscal year end is January 31.

The Company is focused on solutions in the cryptocurrency and digital currency markets, particularly in offering payment solutions to businesses worldwide.  The company also still maintains its business of marketing and distributing of Smart TV boxes to home consumers throughout the United States. Smart TV boxes are hardware devices that allow consumers to combine all of the benefits of the Internet with the large size and high definition capabilities of TV screens in the comfort of consumers’ living rooms. The Company’s new website has been launched and can be found at www.avraglobal.com.  The Company’s business model can be broken down into four distinct categories, as follows:

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

AvraSecure – delivers a full range of server security, hosting and management services that provide fully-managed and co-managed security solutions to meet the security and infrastructure needs of organizations. The company security specialists work with clients to create a secure compliant environment for critical infrastructure. Also working with customers to pass compliance audits by coordinating directly with auditors and providing comprehensive documentation.

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

On December 8, 2014, the Company entered into a software and information technology agreement with T2M International Inc., a consulting company, who will provide information technology support, software development and integration, hosting services and solutions, marketing strategies, and digital currencies solution services in consideration for cash payments of $5,000 per month for a 6-month term ending May 1, 2015.

On December 22, 2014, the Company engaged Sightspan as compliance consultants to ensure that Avra Inc. will be operating compliantly in the markets in which it operates. Sightspan have provided OFAC/AML policies for both the US and Dominican Republic markets, being the first key markets that Avra will be working. In the US this will ensure that Avra is compliant with FinCen regulations as a money transmitter and the Company’s responsibilities regarding BSA reporting for money laundering. This also includes in-house training for all Company staff as regards the responsibilities of all parties and a comprehensive program of education to ensure that the policy is kept current.

Avra is developing the ATM project with a provider in Central America, which is a part of a larger group operating in over 20 countries worldwide which we hope to be the next stages of expansion of the project. The company has spoken with several large hotel chains, casinos and other tourism related businesses in the Caribbean’s largest tourist destination in Punta Cana and has established that many of these establishments could be interested in such a product subject to the terms that would be offered. The Company has also identified several other large tourist destinations throughout the Americas where the expectation is to expand the service offering over the next 12 months.

Results of Operations for Years Ended January 31, 2015 and 2014

Our operating expenses for the years ended January 31, 2015 and 2014 are summarized as follows:

	Year ended January 31, 2015	Year ended January 31, 2014
Depreciation	$6	$-
General and administrative	64,060	19,040
Professional fees	131,287	23,943
Total Operating Expenses	$195,353	$42,983

Revenue

We have not generated any revenues since our inception.

Net Loss

In the year ended January 31, 2015, we incurred net loss of $199,376 compared to $43,551 in the year ended January 31, 2014. Our net loss increased $155,825 primarily as a result of increased professional and consulting fees in the year ended January 31, 2015.

Liquidity and Financial Condition

Working Capital

	At January 31, 2015	At January 31, 2014
Current assets	$20,179	$1,071
Current liabilities	122,690	52,078
Working capital (deficit)	$(102,511)	$(51,007)

Our total current assets as of January 31, 2015 were $20,179 as compared to total current assets of $1,071 as of January 31, 2014. The increase was primarily due to cash received for issuance of common shares for $150,000. Our total current liabilities as of January 31, 2015 were $122,690 as compared to total current liabilities of $52,078 as of January 31, 2014. The increase of $70,612 in current liabilities was attributed to short-term loans of $25,665 and stock payable of $22,167 recorded in the period.

Cash Flows

	Year Ended
	January 31,	January 31,
	2015	2014
Cash flows used in operating activities	$(161,952)	$(36,369)
Cash flows used in operating activities	(2,134)	-
Cash flows provided by financing activities	182,594	37,440
Net increase in cash during the year	$18,508	$1,071

Operating Activities

Cash used by operating activities increased $125,583 from $36,369 to $161,952 due to the increase in professional and consulting fees during the current period.

Investing Activities

Cash used by investing activities increased $2,134 from $0 due to the purchase of equipment during the current period.

Financing Activities

The $145,154 increase in cash provided by financing activities during the year ended January 31, 2015 compared to the year ended January 31, 2014 was primarily due to cash received from sale of common stock compared to the year ended January 31, 2014.

Plan of Operation

We are only beginning our operations. We anticipate that we will meet our ongoing cash requirements through equity or debt financing. We estimate that our expenses over the next 12 months (beginning May 2015) will be approximately $400,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Estimated Completion Date	Estimated Expenses ($)
Legal and accounting fees	12 months	60,000
Purchase of inventory	12 months	50,000
Website and shopping cart	12 months	6,000
Management and operating costs	12 months	86,000
Salaries and consulting fees	12 months	96,000
Investor relations and capital raising	12 months	30,000
Fixed asset purchases	12 months	8,000
Social media and online sales marketing	12 months	24,000
General and administrative expenses	12 months	40,000
Total		400,000

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

If we are not able to raise the full $400,000 to implement our business plan as anticipated, we will scale our business development in line with available capital. Our primary priority will be to retain our reporting status with the SEC which means that we will first ensure that we have sufficient capital to cover our legal and accounting expenses. Once these costs are accounted for, in accordance with how much financing we are able to secure, we will focus on product acquisition, testing and servicing costs as well as marketing and advertising of our products. We will likely not expend funds on the remainder of our planned activities unless we have the required capital.

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

May 2015 to September 2015:

.           Continued development of AvraPay platform

.           Release of AvraPay solution to US and worldwide markets

.           AvraSecure marketing and promotion rollout worldwide

.           Purchase and placement of 5 new ATMs

.           Completion of 2 new AvraATM integrations for kiosk providers.

.           Launch AvraTravel solution in Caribbean and develop Mexican solution

.           Look at other Complementary technologies to add to the sales and marketing strategy.

October 2015 to April 2016:

.           Addition of at more AvraATM integrations for bitcoin purchase at kiosks

.           Increasing marketing and development of AvraPay Solution in US market through referral schemes

.           Further development of Avra branded ATM solutions

.           AvraTravel solution released to further tourism markets in Central America and Caibbean

.           AvraSecure development and international marketing

.           Attend trade shows.

.           Hire further personnel to market our products.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Inflation

The effect of inflation on our revenues and operating results has not been significant.

Going Concern

These accompanying consolidated financial statements have been prepared on a going concern basis, which implies our company will continue to realize its assets and discharge its liabilities in the normal course of business. Our company has not generated revenues since inception, has never paid dividends and is unlikely to generate earnings in the immediate or foreseeable future. As of January 31, 2015, our company has accumulated losses of $295,079 since inception and has a working capital deficit of $102,511. These factors raise substantial doubt about our company’s ability to continue as a going concern. Our company intends to fund operations through equity financing arrangements, which may be insufficient to fund capital expenditures, working capital and other cash requirements for the year ended January 31, 2015. The continuation of our company as a going concern is dependent upon the continued financial support from its shareholders, the ability of our company to obtain sufficient equity financing and the attainment of profitable operations. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

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

Avra Inc.

As of and for the year ended January 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Avra Inc.

St. Anna, Jamaica

We have audited the accompanying balance sheets of Avra Inc. as of January 31, 2015 and 2014 and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended. Avra Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Avra Inc. as of January 31, 2015 and 2014 and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

May 7, 2015

Avra Inc.

Balance Sheets

	January 31, 2015	January 31, 2014

ASSETS

Current Assets

Cash and cash equivalents	$ 19,579	$ 1,071
Prepaid expenses	600	–
Total Current Assets	20,179	1,071

Property and equipment, net of depreciation of $6 and $0, respectively	2,128	–

Total Assets	$ 22,307	$ 1,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 30,489	$ 14,638
Short-term debt	63,105	37,440
Stock payable	22,167	–
Due to related party	6,929	–

Total Current Liabilities	122,690	52,078

Contingencies and Commitments

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 300,000,000 shares authorized, $0.00001 par value; 63,397,067 and 62,797,067 shares issued and outstanding, respectively	634	628

Additional paid-in capital	194,062	44,068

Accumulated deficit	(295,079)	(95,703)

Total Stockholders’ Deficit	(100,383)	(51,007)

Total Liabilities and Stockholders’ Deficit	$ 22,307	$ 1,071

The accompanying notes are an integral part of these financial statements.

Avra Inc.

Statements of Operations

	Year Ended January 31, 2015	Year Ended January 31, 2014

Operating Expenses

Depreciation	$ 6	$ –
General and administrative	64,060	19,040
Professional fees	131,287	23,943

Total Operating Expenses	195,353	42,983

Other income (expense)
Foreign exchange gain	293	203
Interest expense	(4,316)	(771)

Total other income (expense)	(4,023)	(568)

Net Loss	$ (199,376)	$ (43,551)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	62,892,166	62,797,067

The accompanying notes are an integral part of these financial statements.

Avra Inc.

Statement of Changes in Stockholders’ Deficit

For the Years Ended January 31, 2015 and 2014

	Common Stock	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance – January 31, 2013	62,797,067	$ 628	$ 44,068	$ (52,152)	$ (7,456)

Net loss for the year	–	–	–	(43,551)	(43,551)

Balance – January 31, 2014	62,797,067	$ 628	$ 44,068	$ (95,703)	$ (51,007)

Issue of common stock at $0.25 per share	600,000	6	149,994	–	150,000

Net loss for the year	–	–	–	(199,376)	(199,376)

Balance – January 31, 2015	63,397,067	$ 634	$ 194,062	$ (295,079)	$ (100,383)

The accompanying notes are an integral part of these financial statements.

Avra Inc.

Statements of Cash Flows

	Year Ended January 31, 2015	Year Ended January 31, 2014

Cash Flows from Operating Activities

Net loss	$ (199,376)	$ (43,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	–
Stock based compensation	22,167	–
Changes in operating assets and liabilities:
Prepaid expense	(600)	650
Accounts payable and accrued liabilities	15,851	6,532

Net Cash Used in Operating Activities	(161,952)	(36,369)

Cash Flows from Investing Activities

Purchase of property and equipment	(2,134)	–

Net Cash Used in Investing Activities	(2,134)	–

Cash Flows from Financing Activities

Proceeds from short-term debt	25,665	37,440
Proceeds from the sale of common stock	150,000	–
Proceeds from related party advances	6,929	–

Net Cash Provided by Financing Activities	182,594	37,440

Change in Cash	18,508	1,071

Cash - Beginning of Year	1,071	–

Cash - End of Year	$ 19,579	$ 1,071

Supplementary Information:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

The accompanying notes are an integral part of these financial statements.

Avra Inc.

Notes to the Financial Statements

1.       Nature of Business and Continuance of Operations

Avra Inc. (the “Company”) was incorporated in the State of Nevada on December 1, 2010. The Company, with offices in the United States, is focused on solutions in the cryptocurrency and digital currency markets, particularly in offering payment solutions to businesses worldwide. The Company also has a business in marketing and distributing of Smart TV boxes to home consumers throughout the United States. Smart TV boxes are hardware devices that allow consumers to combine all of the benefits of the Internet with the large size and high definition capabilities of TV screens. However, currently this is not the Company’s focus.

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of January 31, 2015, the Company has working capital deficit of $102,511 and has incurred losses totaling $295,079 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)       Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c)       Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

2.       Summary of Significant Accounting Policies (continued)

d)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e)       Property and Equipment

Property and equipment consists of computer equipment and is recorded at cost. Depreciation is recorded on a straight-line basis over their estimated useful lives of five years.

f)        Financial Instruments

The Company’s financial instruments consist principally of cash, and accounts payable and accrued liabilities and short term loans. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

g)       Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At January 31, 2015, the Company has no potentially dilutive securities outstanding.

h)       Foreign Currency Translation

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

i)         Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the year ended January 31, 2015. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as at January 31, 2015.

j)        Income Taxes

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

2.       Summary of Significant Accounting Policies (continued)

k)       Stock-Based Compensation

We estimate the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and common shares based on the market price of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, we reduce the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

l)         Subsequent Events

The Company’s management reviewed all material events from January 31, 2015 through the issuance date of these financial statements for disclosure consideration.

m)     Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 during the year ended January 31, 2015.

3.       Property and Equipment

Property and equipment consisted of the following at January 31, 2015.

Computer Equipment	Useful Lives	Amount
		–
Computer equipment	5 yrs	$2,134
Less: accumulated depreciation		(6)
Property and equipment, net		$2,128

4.       Short-term Debt

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000.  The loan is unsecured, bears interest at 8% per annum and payable on August 1, 2014. The loan agreement has been amended when the loan amount was increased to $75,000 with an extension of the maturity date to August 1, 2015. As at January 31, 2015, the note holder has provided $63,105 to the Company.

5.       Related Party Transactions

a)       As of January 31, 2015, the Company has an aggregate of $6,929 in non-interest bearing advances payable to Stephen Shepherd, CEO of the Company.

b)       On November 26, 2014, David Bailey, the former majority shareholder of the Company sold 35,333,333 shares of the Company to Stephen Shepherd, the Chief Executive Officer and Director of the Company, pursuant to a share purchase agreement. In lieu of payment, Mr. Bailey was granted the rights to market the Company’s intellectual properties in the Country of Jamaica within the next 12 months of the signing of the agreement. As of January 31, 2015 there was no payable due to Mr Bailey. In connection with the share purchase agreement, Stephen Shepherd also entered into an assignment agreement with the Company to assign all his proprietary information related to bitcoin and cryptocurrencies to the Company.

6.       Stockholders’ Equity

The Company’s authorized capital consisted of 300,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

a)       On June 10, 2014, the board of directors approved a forward split of the issued and outstanding shares on the basis of 3 new shares for each 1 existing share. Upon effectiveness of the forward split, the issued and outstanding shares of common stock increased from 47,097,800 to 141,293,400. Concurrent with the forward split, the Company also increased its authorized shares of stock to 400,000,000 shares, consisting of 300,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share. On November 17, 2014, the Board of Directors approved a reverse split of the issued and outstanding shares on the basis of 1 new share for each 2.25 existing shares. Upon effectiveness of the reverse split, the issued and outstanding shares of common stock decreased from 141,293,400 to 62,797,067. All share and per share amounts have been retroactively adjusted to reflect the forward split and the reverse stock split

b)       On December 5, 2014, the Company completed a private placement of 600,000 units (“Units”) at a price of $0.25 per Unit for gross proceeds of $150,000. Each Unit consists of one common share and one common share purchase warrant, each warrant entitling the holder to acquire a common share at $0.50 per share for a period of one year. Cash proceeds of $50,107 and $99,893 were allocated to the common shares and warrants issued in the private placement, respectively, based on their relative fair values at the closing date of the private placement.

7.       Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 31, 2014	–	$ –

Issued	600,000	0.50

Balance, January31, 2015	600,000	$ 0.50

       The following table summarizes information about warrants outstanding and exercisable at January 31, 2015:

Warrants Outstanding	Exercise Price	Expiry Date

600,000	$ 0.50	December 5, 2015

600,000

The Company valued the warrant issued in connection with the private placement using the Black-Sholes model. A summary of quantitative information with respect to valuation methodology, and significant unobservable inputs used of the Company’s warrant issued during of the year ended January 31, 2015.

Expected dividend yield	0%
Strike price	$0.51
Expected stock price volatility	455%
Risk free interest rate	0.18%
Expected term (in years)	1 year

8.       Commitments And Contingencies

a)       On November 1, 2014, the Company entered into a consulting agreement with a consultant who will provide consulting services in consideration for $7,000 per month for a 1 year term, ending on December 1, 2015. The consulting fee is payable as follows:

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

During the year ended January 31, 2015, the Company paid $10,500 and issued 0 shares to the consultant, $22,167 has been accrued in stock payable.

b)       On November 17, 2014, the Company entered into a Services Contract with a third party who will provide public relations and marketing services in consideration of $25,000 for an initial term of 3 months. At the end of the initial term, the Contract shall remain in force on a month to month basis for consideration of $3,000 per month. During the year ended January 31, 2015, the Company paid $25,000 to the non-related third party.

c)       On December 1, 2014, the Company entered into a consulting agreement with a consultant who will provide consulting services in consideration for cash payments of $2,500 per month for a 6-month term ending May 31, 2015. During the year ended January 31, 2015 the Company paid $5,000 to the consultant.

d)       On December 8, 2014, the Company entered into a consulting agreement with a consultant who will provide consulting services in consideration for cash payments of $5,000 per month for a 6-month term ending May 1, 2015. During the year ended January 31, 2015 the Company paid $10,000 to the consultant.

9.       Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended January 31,	Year Ended January 31,
	2015	2014

Income tax benefit computed at the statutory rate	$ 62,023	$ 15,243
Change in valuation allowance	(62,023)	(15,243)

Provision for income taxes	$ –	$ –

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates, are as follows:

	January 31, 2015	January 31, 2014
Deferred income tax assets
Net operating losses	$ 95,519	$ 33,496
Valuation allowance	(95,519)	(33,496)

Net deferred income tax assets	$ –	$ –

The Company has net operating loss carryforwards of $272,912 which expire commencing in 2032.

10.    Subsequent Events

On February 3, 2015, the Company entered into a loan agreement with Glamis Captial SA for $50,000. The loan bears interest of 7.5% and is due on demand.

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

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer). We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015. Based upon the evaluation of our disclosure controls and procedures as of the January 31, 2015, principal executive officer, principal financial officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, and we view as an integral part of our disclosure controls and procedures.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed
Stephen Shepherd	President, Chief Executive Officer, Chief Financial Officer, and Director	35	May 30, 2014
Xiaojian Lu	Secretary and Chief Marketing Officer	30	May 30, 2014
Mark Petropoulos	Vice President of Sales for North America	54	January 4, 2015

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Stephen Shepherd, age 35, has 15 years of experience with various financial institutions in the financial services sales & marketing industry. He formed Marketing Inteligente SRL, a marketing consulting company, in December of 2008 and presently serves as its President.  From April 2011 to December 2012, Mr. Shepherd was a Senior Investment Consultant in the Dominican Republic for St. James International, a firm of independent investment brokers.  Mr. Shepherd studied Business Economics while attending the University of Leicester from 1996 to 1999.

Mr. Shepherd’s professional qualifications include a Financial Planning Certificate from The Chartered Insurance Institute of the United Kingdom as well as a Certificate of Regulated General Insurance and a Certificate in Mortgage Advice and Practice from The Institute of Financial Services also located in the United Kingdom.

Xiaojian Lu, age 30, has, since June 2012, worked as the Technical Manager for Hangzhou Dianchuang Science and Technology Co. Ltd.  Prior to this Mr. Lu worked as a Technical Supervisor for Changhuatong Online Telephone Co. Ltd. from December 2009 to June 2012 and as a Division Manager for Hangzhou Youheng Internet Science Technology Co. Ltd. from May 2008 to December 2009.  Mr. Lu studied Computer Science at Zhejiang University in Hangzhou, Zhejiang Province where he received his Bachelor’s Degree.

Mark Petropoulos, age 54, is serving as the Vice President of Sales for North America. While serving as the Vice President of Sales for North America, Mr Petropoulos is also the President of Suregate LLC (“Suregate”) and has served the position since Suregate’s inception in 2007. As a seasoned professional in the merchant service industry with twenty years of experience, Mr. Petropoulos has assisted many merchants with respect to credit card services and payment platforms. He has acted in a sales role and as a consultant with regards to provision of services in the payments industry, and most recently at Suregate has been managing a payment gateway, which is an e-commerce application service provider that authorizes credit card payments for online businesses.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended January 31, 2015. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statues and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

a) our principal executive officer;

b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2014 and 2015; and

c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2014 and 2015;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Non-qualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
David Bailey Former President, Chief Executive Officer and Chief Financial Officer (1)	2014 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Stephen Shepherd President, Chief Executive Officer and Chief Financial Officer	2015	60,000	Nil	Nil	Nil	Nil	Nil	Nil	60,000
Xiaojian Lu Secretary and Chief Marketing Officer	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Mark Petropoulos, VP Sales North America	2015	12,000	Nil	Nil	Nil	Nil	Nil	Nil	12,000

(1)     Resigned on May 30, 2014.

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception. We do not have any stock option plans.

Employment Agreements

We have not entered into any employment agreements with our executive officers.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to January 31, 2015. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our board of directors or by any compensation committee that may be established.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 4, 2015, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on May 4, 2015. As of May 4, 2015, there were 63,397,067 shares of our company’s common stock issued and outstanding. Unless otherwise stated, the address of the shareholder is c/o Avra Inc., 115 Pelham Commons Boulevard, Greenville, SC 29615.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Stephen Shepherd	35,333,333	55.73%
Xiaojian Lu	0	-
Mark Petropoulos	0	-
Directors and Executive Officers as a Group (3 persons)	35,333,333	55.73%

Item 13.     Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended January 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	January 31, 2015 $	January 31, 2014 $
Audit Fees	12,500	12,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	12,500	12,000

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

(b) Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on June 14, 2012)
3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1 filed on June 14, 2012)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(101)	Interactive Data File
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.

**   In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

AVRA INC.
(Registrant)
Dated: May 7, 2015	/s/ Stephen Shepherd
Stephen Shepherd
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)