Form 10-Q
period 2015-04-30
AVRA INC.
filed 2015-06-15
CIK 1552164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No☒

 Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of June 15, 2015
Common stock, $0.00001 par value	63,397,067

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Avra Inc.

April 30, 2015

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

Avra Inc.

Balance Sheets

(Unaudited)

	April 30, 2015	January 31, 2015

ASSETS

Current Assets

Cash and cash equivalents	$ 25,517	$ 19,579
Prepaid expenses	600	600
Total Current Assets	26,117	20,179

Property and equipment, net of depreciation of $6	–	2,128

Total Assets	$ 26,117	$ 22,307

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 56,231	$ 30,489
Short-term debt	138,105	63,105
Stock payable	43,043	22,167
Due to related party	7,768	6,929

Total Current Liabilities	245,147	122,690

Contingencies and Commitments

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 300,000,000 shares authorized, $0.00001 par value; 63,397,067 and 63,397,067 shares issued and outstanding, respectively	634	634

Additional paid-in capital	194,062	194,062

Accumulated deficit	(413,726)	(295,079)

Total Stockholders’ Deficit	(219,030)	(100,383)

Total Liabilities and Stockholders’ Deficit	$ 26,117	$ 22,307

The accompanying notes are an integral part of these unaudited financial statements.

Avra Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended April 30, 2015	For the Three Months Ended April 30, 2014

Operating Expenses

General and administrative	25,489	2,483
Professional fees	90,053	10,192

Total Operating Expenses	115,542	12,675

Other expense

Loss on property and equipment	(1,061)	–
Foreign exchange loss	(108)	(24)
Interest expense	(1,936)	(797)

Total Other Expense	(3,105)	(821)

Net Loss	$ (118,647)	$ (13,496)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	63,397,067	62,797,067

The accompanying notes are an integral part of these unaudited financial statements.

Avra Inc.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended April 30, 2015	For the Three Months Ended April 30, 2014

Cash Flows from Operating Activities

Net loss	$ (118,647)	$ (13,496)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	20,876	–
Loss on property and equipment	1,061	–

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	25,742	6,925

Net Cash Used in Operating Activities	(70,968)	(6,571)

Cash Flows from Financing Activities

Proceeds from short-term debt	75,000	5,500
Proceeds from related party advances	1,906	–

Net Cash Provided by Financing Activities	76,906	5,500

Change in Cash	5,938	(1,071)

Cash and cash equivalents - Beginning of Period	19,579	1,071

Cash and cash equivalents - End of Period	$ 25,517	$ –

Supplementary Information:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

The accompanying notes are an integral part of these unaudited financial statements.

Avra, Inc.

Notes to the Financial Statements

(Unaudited)

1.       Nature of Business and Continuance of Operations

Avra Inc. (the “Company”) was incorporated in the State of Nevada on December 1, 2010. The Company, with offices in the United States, is focused on solutions in the cryptocurrency and digital currency markets, particularly in offering payment solutions to businesses worldwide. The Company also has a business in marketing and distributing of Smart TV boxes to home consumers throughout the United States. Smart TV boxes are hardware devices that allow consumers to combine all of the benefits of the Internet with the large size and high definition capabilities of TV screens. However currently this is not the Company’s focus.

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of April 30, 2015, the Company has working capital deficit of $219,030 and has incurred losses totaling $413,726 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)       Interim Financial Statements

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (”SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained elsewhere in this prospectus. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year end January 31, 2015 have been omitted.

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

2.       Summary of Significant Accounting Policies (continued)

d)       Reclassification

Certain prior period amounts have been reclassified to conform to current period presentation.

e)       Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

f)        Property and Equipment

Property and equipment consists of computer equipment and is recorded at cost. Depreciation is recorded on a straight-line basis over their estimated useful lives of five years.

g)       Financial Instruments

The Company’s financial instruments consist principally of cash, and accounts payable and accrued liabilities and short term loans. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

h)       Earnings (Loss) Per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At April 30, 2015, the Company has no potentially dilutive securities outstanding.

i)         Foreign Currency Translation

The Company is developing the ATM project with a provider in Central America which results in exposure to market risks from changes in foreign currency exchange rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company's functional currency for all operations worldwide is the U.S. dollar. Nonmonetary assets and liabilities are translated at historical rates and monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at average rates for the year. Gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results of operations.

j)        Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the three months ended April 30, 2015. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as at April 30, 2015.

k)       Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

l)         Subsequent Events

The Company’s management reviewed all material events from April 30, 2015 through the issuance date of these financial statements for disclosure consideration.

2.       Summary of Significant Accounting Policies (continued)

m)     Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.       Property and Equipment

During the three months ended April 30, 2015, the Company determined it will never receive the fixed assets purchased in 2014 due to the vendor going out of its business.  The Company received partial refund and recorded a loss of $1,061.

4.       Short-term Debts

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000.  The loan is unsecured, bears interest at 8% per annum and payable on August 1, 2014. The loan agreement has been amended when the loan amount was increased to $75,000 with an extension of the maturity date to August 1, 2015. As at April 30, 2015, the note holder has provided $63,105 to the Company.

On February 3, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of $25,000. Subsequently, the loan was amended to increase the principal balance to $75,000. The loan bears interest at 7.5% per annum and is due on demand. As at April 30, 2015, the note holder has provided $75,000 to the Company.

5.       Related Party Transactions

As of April 30, 2015, the Company is indebted to Stephen Shepherd, CEO of the Company for $7,768. This amount represents non-interest bearing advances payable of $2,768 and unpaid consulting fees of $5,000. During the three months ended April 30, 2015, the Company expensed $15,000 consulting fees for Stephen’s services.

6.       Stockholders’ Equity

The Company’s authorized capital consisted of 300,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

There were no share transactions during the three months ended April 30, 2015 or 2014.

7.       Commitments And Contingencies

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

As at April 30, 2015, the Company paid $10,500 and issued no shares to the consultant, $10,500 and $43,043 has been accrued in accounts payable and stock payable, respectively.

b)       On December 1, 2014, the Company entered into a consulting agreement with a consultant who will provide consulting services in consideration for cash payments of $2,500 per month for a 6 month term ending May 31, 2015. During the three months ended April 30, 2015, the Company paid $7,500 to the consultant.

c)       On December 8, 2014, the Company entered into a consulting agreement with a consultant who will provide consulting services in consideration for cash payments of $5,000 per month for a 6 month term ending May 1, 2015. During the three months ended April 30, 2015, the Company paid $15,000 to the consultant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarter report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

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

Results of Operations for Three Months Ended April 30, 2015 and 2014

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the three months ended April 30, 2015 and 2014 are summarized as follows:

	Three Months ended April 30, 2015	Three Months ended April 30, 2014
Revenue	Nil	Nil
General and administrative	25,489	2,483
Professional fees	90,053	10,192
Total Operating Expenses	$115,542	$12,675

In the three-month period ended April 30, 2015, we incurred $25,489 general and administrative expenses, compared to $2,483 in the three-month period ended April 30, 2014 primarily as a result of change of management during the prior year.  In the three-month period ended April 30, 2015, we incurred $90,053 professional fees, compared to $10,192 in the three-month period ended April 30, 2014 primarily as a result of increased consulting fees from change of management.

Other Expenses

In the three-month period ended April 30, 2015, we incurred interest expense of $1,936 compared to $797 in the three-month period ended April 30, 201. The increase was primarily due to increase in note payables. In the three-month period ended April 30, 2015 we incurred loss on property and equipment of $1,061 due to the Company determined that it will never receive the fixed assets purchased in 2014 due to the vendor going out of business.

Net Loss

In the three months ended April 30, 2015, we incurred net loss of $118,647 compared to $13,496  in the three months ended April 30, 2014. Our net loss increased $105,151 primarily as a result of increased professional and consulting fees in the three months ended April 30, 2015.

Liquidity and Financial Condition

Working Capital

	At April 30, 2015	At January 31, 2015
Current assets	$26,117	$22,307
Current liabilities	245,147	122,690
Working capital (deficit)	$(219,030)	$(100,383)

Our total current assets as of April 30, 2015 were $26,117 as compared to total current assets of  $22,307 as of January 31, 2015. The increase was primarily due to cash received from note payables.  Our total current liabilities as of April 30, 2015 were $245,147 as compared to total current liabilities of $122,690 as of January 31, 2015. The increase of $122,547 in current liabilities was attributed to short-term loans and stock payables.

Cash Flows

	Three Months Ended
	April 30,	April 30,
	2015	2014
Cash flows used in operating activities	$(70,968)	$(6,571)
Cash flows provided by financing activities	76,906	5,500
Net increase (decrease) in cash	$5,938	$(1,071)

Operating Activities

Cash used by operating activities increased $64,397 from $6,571 to $70,968 due to the increase in professional and consulting fees during the current period.

Financing Activities

The $71,406 increase in cash provided by financing activities during the three months ended April 30, 2015 compared to the three-month period ended April 30, 2014 was primarily due to cash received from note payables issued during the period.

Plan of Operation

We are only beginning our operations. We anticipate that we will meet our ongoing cash requirements through equity or debt financing. We estimate that our expenses over the next 12 months (beginning July 2015) will be approximately $400,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

July 2015 to November 2015:

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

December 2015 to June 2016:

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

Going Concern

These accompanying consolidated financial statements have been prepared on a going concern basis, which implies our company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of April 30, 2015, the Company has working capital deficit of $219,030 and has incurred losses totaling $413,726 since inception, and has not yet generated any revenue from operations.

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the three months ended April 30, 2015. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our final test procedures and the customer’s acceptance. Our Company has not made any sales as at April 30, 2015.

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

AVRA, INC.

Date: June 15, 2015	By:	/s/ Stephen Shepherd
Stephen Shepherd Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)