Form 10-Q
period 2015-07-31
AVRA INC.
filed 2015-09-14
CIK 1552164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Shares outstanding as of September 14, 2015
Common stock, $0.00001 par value	63,397,067

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Avra Inc.

July 31, 2015

Index

Balance Sheets (unaudited).............................................................................................................................................................. F–1

Statements of Operations (unaudited)..............................................................................................................................................F–2

Statements of Cash Flows (unaudited)............................................................................................................................................ F–3

Notes to the Financial Statements (unaudited).................................................................................................................................F–4

Avra Inc.

Balance Sheets

(Unaudited)

	July 31, 2015	January 31, 2015

ASSETS

Current Assets

Cash and cash equivalents	$ 518	$ 19,579
Prepaid expenses	600	600
Total Current Assets	1,118	20,179

Property and equipment, net of depreciation of $nil and $6	–	2,128

Total Assets	$ 1,118	$ 22,307

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 76,533	$ 30,489
Short-term debts	163,105	63,105
Stock payable	64,882	22,167
Due to related party	16,785	6,929

Total Current Liabilities	321,305	122,690

Contingencies and Commitments

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 300,000,000 shares authorized, $0.00001 par value; 63,397,067 and 63,397,067 shares issued and outstanding, respectively	634	634

Additional paid-in capital	194,062	194,062

Accumulated deficit	(514,883)	(295,079)

Total Stockholders’ Deficit	(320,187)	(100,383)

Total Liabilities and Stockholders’ Deficit	$ 1,118	$ 22,307

The accompanying notes are an integral part of these unaudited financial statements.

Avra Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31, 2015	For the Three Months Ended July 31, 2014	For the Six Months Ended July 31, 2015	For the Six Months Ended July 31, 2014

Operating expenses

General and administrative	$ 12,457	$ 4,766	$ 37,945	$ 7,249
Professional fees	85,940	10,463	175,993	20,655
Impairment loss on fixed assets	–	–	1,061	–

Total operating expenses	98,397	15,229	214,999	27,904

Other income (expense)

Foreign exchange gain (loss)	165	(14)	56	(38)
Interest expense	(2,925)	(1,046)	(4,861)	(1,843)

Total other expense	(2,760)	(1,060)	(4,805)	(1,881)

Net Loss	$ (101,157)	$ (16,289)	$ (219,804)	$ (29,785)

Net Loss Per Common Share – Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	63,397,067	62,397,067	63,397,067	62,397,067

The accompanying notes are an integral part of these unaudited financial statements.

Avra Inc.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended July 31, 2015	For the Six Months Ended July 31, 2014

Cash Flows from Operating Activities

Net loss	$ (219,804)	$ (29,785)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	42,715	–
Impairment loss on fixed assets	1,061	–

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	46,044	11,581

Net Cash Used in Operating Activities	(129,984)	(18,204)

Cash Flows from Financing Activities

Proceeds from short-term debts	100,000	16,500
Proceeds from related party advances	10,923	633

Net Cash Provided by Financing Activities	110,923	17,133

Change in Cash	(19,061)	(1,071)

Cash - Beginning of Period	19,579	1,071

Cash - End of Period	$ 518	$ –

Supplementary Information:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

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

These financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of July 31, 2015, the Company has working capital deficit of $320,187 and has incurred losses totaling $514,883 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

g)       Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, and accounts payable and accrued liabilities and short term debts. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

h)       Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At July 31, 2015, the Company has no potentially dilutive securities outstanding.

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

j)         Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the six months ended July 31, 2015. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as at July 31, 2015.

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

l)         Subsequent Events

The Company’s management reviewed all material events from July 31, 2015 through the issuance date of these financial statements for disclosure consideration.

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

3.        Property and Equipment

During the six months ended July 31, 2015, the Company deemed the remaining cost of equipment unrecoverable and recorded an impairment of the remaining asset costs.

4.        Short-term Debts

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000.  The loan is unsecured, bears interest at 8% per annum and payable on August 1, 2014. The loan agreement has been amended when the loan amount was increased to $75,000 with an extension of the maturity date to August 1, 2015. As at July 31, 2015, the note holder has provided $63,105 to the Company.

On February 3, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of $25,000. Subsequently, the loan was amended to increase the principal balance to $100,000. The loan bears interest at 7.5% per annum and is due on demand. As at July 31, 2015, the note holder has provided $100,000 to the Company.

5.        Related Party Transactions

As of July 31, 2015, the Company is indebted to Stephen Shepherd, CEO of the Company for $16,785. This amount represents non-interest bearing advances payable of $3,164 and unpaid consulting fees of $13,621. During the six months ended July 31, 2015, the Company expensed $30,000 of consulting fees to the CEO of the Company.

6.        Stockholders’ Equity

The Company’s authorized capital consisted of 300,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

There were no share transactions during the six months ended July 31, 2015 or 2014.

7.        Warrants

The following table summarizes information about warrants outstanding and exercisable at July 31, 2015:

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

As at July 31, 2015 the Company paid $10,500 and issued 0 shares to the consultant, $21,000 and $64,882 has been accrued in accounts payable and stock payable, respectively.

b)       On December 1, 2014, the Company entered into a consulting agreement with a consultant who will provide consulting services in consideration for cash payments of $2,500 per month for a 6 month term ending May 31, 2015. During the six months ended July 31, 2015 the Company paid $15,000 (2014 - $nil) to the consultant.

c)        On December 8, 2014, the Company entered into a consulting agreement with a consultant who will provide consulting services in consideration for cash payments of $5,000 per month for a 6 month term ending May 1, 2015. During the six months ended July 31, 2015 the Company paid $20,000 (2014 - $nil) to the consultant.

9.        Subsequent Events

On August 31, 2015, the Company entered into a definitive Joint Venture Agreement (the "Agreement") with Mango Pay SRL ("Mango Pay") to provide their customers with the ability to purchase digital currency, specifically bitcoin. Pursuant to the terms of the Agreement, Mango Pay will handle the day-to-day caretaking and operational requirements of the machines and will exclusively use the services of the Company for provision of bitcoin through their network of kiosks for a period of one (1) year. At the conclusion of each month, both the Company and Mango Pay will be entitled to 50% of the transaction revenue from the previous month.

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

The Company is now in final testing on it’s AvraPay and AvraATM platforms prior to full public launch. AvraATM has it’s first client with 80 payment terminals ready to use the platform once final testing between the parties is completed. The Company has also pre-registered over 50 merchants for it’s AvraPay merchant solution which will begin to accept Digital Currency payments once the platform has been successfully beta tested.

The Company continues to be involved in discussions with other cryptocurrency providers in order to further establish how the service proposition  can be developed and continues to be involved in market research and discussions with potential clients to ensure that the services that are to be provided are in demand and appropriately presented.

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

On August 31, 2015, the Company entered into a definitive Joint Venture Agreement (the "Agreement") with Mango Pay SRL ("Mango Pay") to provide their customers with the ability to purchase digital currency, specifically bitcoin. Pursuant to the terms of the Agreement, Mango Pay will handle the day-to-day caretaking and operational requirements of the machines and will exclusively use the services of the Company for provision of bitcoin through their network of kiosks for a period of one (1) year. At the conclusion of each month, both the Company and Mango Pay will be entitled to 50% of the transaction revenue from the previous month.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the quarter ended July 31, 2015, which are included herein.

Our operating results for the three and six months ended July 31, 2015 and 2014 are summarized as follows:

	Three Months Ended				Six Months Ended
	July 31,				July 31
		2015		2014		2015		2014
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
General and administrative		$12,457		$4,766		$37,945		$7,249
Professional fees		$85,940		$10,463		$175,993		$20,655
Impairment loss on fixed assets		$-		$-		$1,061		$-
Foreign exchange loss (gain)		$(165)		$14		$(56)		$38
Interest expense		$2,760		$1,046		$4,861		$1,843
Net Loss		$(101,157)		$(16,289)		$(219,804)		$(29,785)

We have not generated any revenues since our inception and however we expect to begin revenues in the next 3 months.

Our net loss for the three-month period ended July 31, 2015 increased primarily due to increases in professional fees and interest expenses. Our net loss for the six-month period ended July 31, 2015 increased primarily due to an increase in marketing, advertising professional fees and interest expenses.

Liquidity and Capital Resources

Working Capital

	At July 31, 2015	At January 31, 2015

Current Assets	$1,118	$20,179
Current Liabilities	$321,305	$122,690
Working Capital Deficit	$320,187	$102,511

Our total current assets as of July 31, 2015 were $1,118 as compared to total current assets of $20,179 as of January 31, 2015. Our total current liabilities as of July 31, 2015 were $321,305 as compared to total current liabilities of $122,690 as of January 31, 2015. The increase in current liabilities was attributed to increases in accounts payable, accrued liabilities, short-term loans, and payable due to related party.

Cash Flows

	Six Months Ended July 31,
	2015	2014
Net Cash Used in Operating Activities	$(129,984)	$(18,204)
Net Cash Provided by Financing Activities	$110,923	$17,133
Decrease in Cash During the Period	$(19,061)	$(1,071)

Operating Activities

Cash used in operating activities increased $111,780 from $18,204 to $129,984 due to increase in professional and consulting fees incurred during the current period.

Financing Activities

The $93,790 increase in cash provided by financing activities during the six-months ended July 31, 2015 compared to the six-month period ended July 31, 2014 was primarily due to cash received from note payables issued during the period.

Plan of Operation

We are only beginning our operations. We anticipate that we will meet our ongoing cash requirements through equity or debt financing. We estimate that our expenses over the next 12 months (beginning October 2015) will be approximately $400,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

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

October 2015 to March 2016:

.           Full release of AvraPay platform in first markets

.           Development of other markets for AvraPay solution growth

.           AvraSecure marketing and promotion rollout worldwide

.           Purchase and placement of 5 new ATMs

.           Completion of 2 new AvraATM integrations for kiosk providers.

.           Launch AvraTravel solution in Caribbean and develop Mexican solution

.           Look at other Complementary technologies to add to the sales and marketing strategy.

April 2016 to September 2016:

.           Addition of at more AvraATM integrations for bitcoin purchase at kiosks

.           Increasing marketing and development of AvraPay Solution in US market through referral schemes

.           Further development of Avra branded ATM solutions

.           AvraTravel solution released to further tourism markets in Central America and Caribbean

.           AvraSecure development and international marketing

.           Attend trade shows.

.           Hire further personnel to market our products.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

 Inflation

The effect of inflation on our revenues and operating results has not been significant.

Going Concern

These accompanying consolidated financial statements have been prepared on a going concern basis, which implies our company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of July 31, 2015, the Company has working capital deficit of $320,187 and has incurred losses totaling $514,883 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the year ended January 31, 2015. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our final test procedures and the customer’s acceptance. Our company has not made any sales as at January 31, 2015.

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

AVRA, INC.

Date: September 14, 2015	By:	/s/ Stephen Shepherd
Stephen Shepherd Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)