Form 10-K
period 2016-01-31
AVRA INC.
filed 2017-09-20
CIK 1552164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	January 31, 2016
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]

Commission file number	333-182130

AVRA INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4789798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Plaza Compostela 4D2, Av. John F Kennedy, Ensanche Paraiso, Santo Domingo, Dominican Republic.	10126
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	1-855-290-3195

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company,indicate by check mark if the registrant has elected not to use the extended transtition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the exchange act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
63,397,067 common shares as of September 18, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

3

PART I

Item 1.           Business

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

Avra owns the following domains avraglobal.com, avraworld.com, avrainc.com, avraonline.com, avratip.com, avrapro.com, avrabit.com, avracoin.com.

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

Our partner program will work with existing kiosk/terminal operators to provide the services in order to purchase and sell digital assets through the terminals. The terminals will work with the Avra API to confirm transactions and interact with the relevant digital currency wallets of the client. The client can insert cash, and on confirmation of the transaction by the terminal relevant digital currency funds will be provided to the client within a few seconds. To withdraw local currency from an enabled machine, the client will send funds to the terminal from their mobile device and once the transaction is confirmed, the monies will be released by the machine.

Avra will also be purchasing, branding, installing and running its own kiosks. The kiosks will be branded Avra, and will provide all the payment services of the local market where it is installed, as well as the digital currency transactions mentioned. These machines will provide visibility for Avra, but also will provide good income streams from the ancillary transactions that the terminals are able to provide such as electric, water, gas, taxes, mobile phone recharges etc. These terminals will also be distributed under out AvraTravel strategy in key locations in hotel receptions, high traffic areas and airports.

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

If your business accepts credit cards on-line, major credit card companies now require you to follow the rules found in the Payment Card Industry Data Security Standard (PCI DSS). PCI-DSS was developed by several of the major credit card companies as a guideline to help organizations that process credit card payments prevent credit card fraud, hacking and various other security vulnerabilities and threats. It is regarded as an industry-established policy and requires compliance by all merchants and service providers that store, process, or transmit card holder data, regardless of size.

Distribution and Marketing

Our initial efforts will be centered in developing our brand image. In order for this to happen effectively, we expect to engage in an aggressive advertising and marketing campaign before each product’s launch. From there we will try to expand our business through several methods. These methods include:

•

Trade Shows – A highly effective medium to help promote the brand of Avra Inc. as well as the Avra suite of products. It will be important for our company to effectively distinguish its system from every other Bitcoin company that exists in the market. Our company will hire top marketers in the industry to run its trade show marketing campaigns.

•

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

•

Word of Mouth – Since it is imperative for our company to build a brand image, it will rely on word of mouth to help sustain its business. This will be kick started by effective advertising in other areas, such as TV advertising and Internet advertising. Later on people will tell their friends how great the Avra service is.

•

Google Ads and Local Websites – We plan to advertise on the Internet on local websites, including Google Ads on popular local social and news websites. This is a highly effective method of obtaining younger and more internet-savvy customers.

•

Traditional Advertising - Advertising, such as on billboards, magazines, newspapers, and local television stations are an effective method of gaining customers of all demographics.

•

Search Engine Optimization Marketing - We plan on having a budget to market our brand and corporate identity on various search engines.

We plan to sell our Avra products through a number of distribution channels. These will include:

•

POS Operators – Most retailers employ a POS system in order to control the billing. Avra will work alongside these companies to offer both integrations within their systems to allow their clients additional payment methods in digital currency, as well as a generous commission schedule to motivate the POS providers to market the AvraPay product.

•

US ISO/MSP Distribution – Avra intends to develop distribution strategies to leverage existing card payment distribution networks to allow digital currency payments to take place alongside. As ISOs and MSPs have large existing networks of retailers using their service, Avra offers additional revenue streams to the company and more payment options to the retailer.

•

Direct Sales – Avra will be selling through outbound telephone campaigns directing clients to signups and dealing with paperwork through email and the web.

•

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

•

keeping our costs low;

•

relying on the strength of our management’s passion and knowledge of the market; and

•

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

Employees

We do not have any employees. Our CEO & Director is devoting approximately 50 hours per week to our affairs. We also engage a number of consultants.

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

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed on the OTCQB under the trading symbol “AVRN”. The first trade of our stock was on April 23, 2013. Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. The following table presents the high and low bid price for our common stock for the periods indicated:

Quarter Ended	High	Low
April 30, 2016	$0.08	$0.07
January 31, 2016	$0.04	$0.03
October 31, 2015	$0.08	$0.07
July 31, 2015	$0.18	$0.18
April 30, 2015	$0.51	$0.45
January 31, 2015	$0.51	$0.05
October 31, 2014	$1.00	$0.05
July 31, 2014	$1.10	$1.00
April 30, 2014	$0.30	$0.30
January 31, 2014	$0.30	$0.30
October 31, 2013	$0.30	$0.30
July 31, 2013	$0.00	$0.00
April 30, 2013	$0.00	$0.00

Holders

As of January 31, 2016, there were 30 holders of record of our common stock. As of such date, 63,397,067 shares of our common stock were issued and outstanding.

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

Plan of Operations

Avra’s planned operations over the next 12 months are as follows:

Avra’s next stages of operation will be to continue ensuring compliance with US and local authorities, maintaining monitoring practices, as well as the continued development of the company’s central system (API) where all the services will connect and operate from.

The Avra news portal is being developed, providing daily news events and analysis, products information and fund raising opportunities for startups in the space.

The Company is working on its first ATM client. The Company is in active discussions with several large hotel chains and looks to have these businesses actively using the system online and in-house. On completion of first phase and successful beta testing we intend to roll out the system at an accelerated rate through a network of sales agents working in strategic locations, a generous referral program, a strong social media presence as well as online advertising.

Once the established core businesses are operating and the sales process working, we intend to develop the product portfolio, working with remittance companies to allow remittances-by-bitcoin as well as regional bill-pay-by-bitcoin solutions, through portals that Avra will be developing further.

Operationally we expect to hire sales managers to oversee sales for each of the brands AvraPay and AvraATM.  We also plan to hire an in house technology person who would monitor and develop the API and provide service to existing and new clients. The timing of the requirement of people for these positions will be variable depending on workloads and whether we can continue to use consultants at a cheaper rate.

We expect to be in a full marketing phase, expecting to increase users, business, the ATM network, solidifying the brand and awareness as well as bringing the company to solid profit margins in order to expand further.

Beyond 2016 and with the user base expected, we would hope to reduce our dependence on other providers for exchange and services, and start to provide those services ourselves, thereby increasing margins and ensuring that Avra is completely independent of other providers.

Results of Operations

Our operating expenses for the years ended January 31, 2015 and 2014 are summarized as follows:

	Year Ended	Year Ended
	January 31, 2016	January 31, 2015
Amortization	$ -	$ 6
General and administrative	63,345	64,060
Professional fees	321,731	131,287
Impairment loss on fixed assets	1,061	-

Total operating expense	$ 386,137	$ 195,353

Revenue

We have not generated any revenues since our inception.

General and Administrative

In the year ended January 31, 2016, we incurred net loss of $386,137 compared to $199,376 in the year ended January 31, 2015. Our net loss increased $186,761 from January 31, 2015 to January 31, 2016 primarily as a result of consulting fees and general and administrative expenses in the year ended January 31, 2016.

Liquidity and Capital Resources

Working Capital

	At	At
	January 31, 2016	January 31, 2015
Current assets	$ 607	$ 20,179
Current liabilities	487,127	122,690

Working capital (deficit)	$ (486,520)	$ (102,511)

Our total current assets as of January 31, 2016 were $607 as compared to total current assets of $20,179 as of January 31, 2015. The decrease of $19,572 was primarily attributed to a decrease in cash during the year primarily due to paying for consulting and general and administrative expenses. Our total current liabilities as of January 31, 2016 were $487,127 as compared to total current liabilities of $122,690 as of January 31, 2015. The increase was primarily due to an increase of short-term loans of $106,841 and an increase of accounts payable and accrued liabilities of $212,386 during the year.

Cash Flows

	At	At
	January 31, 2016	January 31, 2015
Cash flows used in operating activities	$ (126,413)	$ (161,952)
Net cash used in investing activities	-	(2,134)
Cash flows provided by financing activities	106,841	182,594

Net increase (decrease in cash during year	$ (19,572)	$ 18,508

Operating Activities

Cash used by operating activities decreased $35,539 from $161,952 to $126,413 due to the decrease in consulting fees and general and administrative expenses during the current year.

Investing Activities

We did not use any cash for investing activities during the year ended January 31, 2016.

Financing Activities

The $75,753 decrease in cash provided by financing activities during the year ended January 31, 2016 was primarily due to lower levels of financing being obtained in the current year compared to proceeds of $182,594 during the year ended January 31, 2015.

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the year ended January 31, 2015. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our final test procedures and the customer’s acceptance. Our company has not made any sales as at January 31, 2016.

Recently Issued Accounting Pronouncements

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

Item 8.           Financial Statements and Supplementary Data

Avra Inc.

January 31, 2016 and 2015

Index

Report of Independent Registered Public Accounting Firm

F–1

Consolidated Balance Sheets

F–2

Consolidated Statements of Operations

F–3

Consolidated Statement of Stockholders’ Deficit

F–4

Consolidated Statements of Cash Flows

F–5

Notes to the Consolidated Financial Statements

F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Avra Inc.
Greenville, SC

We have audited the accompanying consolidated balance sheets of Avra Inc as of January 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years then ended. Avra Inc’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avra Inc. as of January 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Avra Inc.  will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, Avra Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
September  15, 2017

The accompanying notes are an integral part of these consolidated financial statements.

Avra Inc.

Balance Sheets

January 31, 2016 and 2015

	January 31,	January 31,
	2016	2015

ASSETS

Current Assets

Cash and cash equivalents	$ 7	$ 19,579
Prepaid expenses	600	600
Total Current Assets	607	20,179

Property and equipment, net of depreciation of $0 and $6	–	2,128

Total Assets	$ 607	$ 22,307

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 149,548	$ 30,489
Accounts payable - related party	52,137	6,929
Short-term debts	169,946	63,105
Stock payable	115,496	22,167

Total Current Liabilities	487,127	122,690

Contingencies and Commitments

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 300,000,000 shares authorized, $0.00001 par value; 63,397,067 shares issued and outstanding	634	634

Additional paid-in capital	194,062	194,062

Accumulated deficit	(681,216)	(295,079)

Total Stockholders’ Deficit	(486,520)	(100,383)

Total Liabilities and Stockholders’ Deficit	$ 607	$ 22,307

The accompanying notes are an integral part of these consolidated financial statements.

Avra Inc.

Statements of Operations

January 31, 2016 and 2015

	For the	For the
	Year Ended	Year Ended
	January 31, 2016	January 31, 2015

Operating Expenses

Depreciation	$ -	$ 6
General and administrative	51,808	64,060
Professional fees	321,731	131,287
Impairment loss on fixed assets	1,061	-

Total Operating Expenses	(374,600)	(195,353)

Other Income (Expense)

Foreign exchange gain	184	293
Interest expense	(11,721)	(4,316)

Total Other Expense	(11,537)	(4,023)

Net Loss	$ (386,137)	$ (199,376)

Net Loss Per Common Share – Basic and Diluted	$ (0.01)	$ (0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	63,397,067	62,892,166

The accompanying notes are an integral part of these consolidated financial statements.

Avra Inc.

Statement of Changes in Stockholders’ Deficit

January 31, 2016 and 2015

			Additional
	Common		Paid-in
	Stock	Amount	Capital	Deficit	Total

Balance – January 31, 2014	62,797,067	$ 628	$ 44,068	$ (95,703)	$ (51,007)

Issuance of common stock	600,000	6	149,994	–	150,000

Net loss	–	–	–	(199,376)	(199,376)

Balance – January 31, 2015	63,397,067	$ 634	$ 194,062	$ (295,079)	$ (100,383)

Net loss	–	–	–	(386,137)	(386,137)

Balance – January 31, 2016	63,397,067	$ 634	$ 194,062	$ (681,216)	$ (486,520)

The accompanying notes are an integral part of these consolidated financial statements.

Avra Inc.

Statements of Cash Flows

January 31, 2016 and 2015

	For the	For the
	Year Ended	Year Ended
	January 31, 2016	January 31, 2015

Cash Flows from Operating Activities

Net loss	$ (386,137)	$ (199,376)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	–	6
Stock based compensation	93,329	22,167
Impairment loss on fixed assets	1,061	–

Changes in operating assets and liabilities:
Prepaid expense	–	(600)
Accounts payable and accrued liabilities	119,059	15,851
Accounts payable – related party	46,275	–

Net Cash Used in Operating Activities	(126,413)	(161,952)

Cash Flows from Investing Activities

Purchase of property and equipment	–	(2,134)

Net Cash Used in Investing Activities	–	(2,134)

Cash Flows from Financing Activities

Proceeds from short-term debts	106,841	25,665
Proceeds from the sale of common stock	–	150,000
Proceeds from related party advances	–	6,929

Net Cash Provided by Financing Activities	106,841	182,594

Change in Cash	(19,572)	18,508

Cash - Beginning of Year	19,579	1,071

Cash - End of Year	$ 7	$ 19,579

Supplementary Information:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

The accompanying notes are an integral part of these consolidated financial statements.

Avra, Inc.

Notes to the Consolidated Financial Statements

1.

Nature of Business and Continuance of Operations

Avra Inc. (the “Company”) was incorporated in the State of Nevada on December 1, 2010. The Company, with offices in the United States, is focused on solutions in the cryptocurrency and digital currency markets, particularly in offering payment solutions to businesses worldwide. The Company also has a business in marketing and distributing of Smart TV boxes to home consumers throughout the United States. Smart TV boxes are hardware devices that allow consumers to combine all of the benefits of the Internet with the large size and high definition capabilities of TV screens; however currently this is not the Company’s focus. On January 4, 2015, the Company established a subsidiary AvraPay SRL under the laws of Dominican Republic, where Avra Inc. owns 99.9%, and Steve Shepherd owns 0.1% of the shares of AvraPay SRL.

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of January 31, 2016, the Company has working capital deficit of $486,520 and has incurred losses totaling $681,216 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

a)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

b)

Property and Equipment

Property and equipment consists of computer equipment and is recorded at cost. Depreciation is recorded on a straight-line basis over their estimated useful lives of five years.

c)

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

d)

Earnings (Loss) Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At January 31, 2016, the Company has no potentially dilutive securities outstanding.

e)

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

f)

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the year ended January 31, 2016. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as of January 31, 2016.

g)

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

h)

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

2.

Summary of Significant Accounting Policies (continued)

a)

Subsequent Events

The Company’s management reviewed all material events from January 31, 2016, through the issuance date of these financial statements for disclosure consideration.

b)

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Property and Equipment

	Useful Lives	Amount

Computer equipment	5 yrs	2,134
Less: Accumulated depreciation		(6)
Less: Costs recovered upon disposal		(1,067)
Less: Impairment		(1,061)
		$–

During the year ended January 31, 2016, the Company recovered $1,067 of equipment costs, deemed the remaining cost of equipment unrecoverable and recorded an impairment of $1,061 of the remaining asset costs.

4.

Short-term Debts

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000.  The loan is unsecured, bears interest at 8% per annum and payable on August 1, 2014. The loan agreement has been amended when the loan amount was increased to $75,000 with an extension of the maturity date to August 1, 2015. As of January 31, 2016, the maturity date has not been extended and the loan is due on demand. As of January 31, 2016, the note holder has provided $69,946 to the Company.

On February 3, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of $25,000. Subsequently, the loan was amended to increase the principal balance to $100,000. The loan bears interest at 7.5% per annum and is due on demand. As of January 31, 2016, the note holder has provided $100,000 to the Company.

5.

Related Party Transactions

As of January 31, 2016, the Company is indebted to Stephen Shepherd, CEO of the Company for $52,137 (2015 - $6,929). This amount represents non-interest bearing advances payable of $8,516 and unpaid consulting fees of $43,621. During the year ended January 31, 2016, the Company expensed $60,000 of consulting fees to the CEO of the Company.

6.

Stockholders’ Deficit

The Company’s authorized capital consisted of 300,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

On December 5, 2014, the Company entered into a subscription agreement whereby the Company issued 600,000 common shares at a purchase price of $0.25 per share for proceeds of $150,000. Pursuant to the agreement, the Company also issued a warrant to purchase 600,000 common shares of the Company with an exercise price of $0.50 per share for a period of one year.

On November 4, 2014, the Company entered into a consulting agreeemnt with Pacific Seaboard Investments.  Pursuant of the agreement, the Company agreed to pay a monthly payment of $7,000 of which $3,500 was cash and $3,500 to be converted into common stock at a conversion price of 50% discount of the average lowest 3 days trading prices.  During the year ended January 31, 2016, the Company recorded $93,329 as stock compensation.  These shares have not been issued.

There were no share transactions during the year ended January 31, 2016.

7.

Warrants

The following table summarizes the continuity of share purchase warrants:

	Number of Warrants	Weighted Average Exercise Price

Balance, January 31, 2014	–	$ –

Issued	600,000	0.50

Balance, January 31, 2015	600,000	$ 0.50

Expired	(600,000)	0.50

Balance, January 31, 2016	–	$ –

8.

Commitments And Contingencies

a)

On November 1, 2014, the Company entered into a consulting agreement with a consultant who will provide consulting services in consideration for $7,000 per month for a 1 year term, ending on December 1, 2015. The consulting agreement is currently month-to-month. The consulting fee is payable as follows:

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

As of January 31, 2016, the Company paid $10,500 and issued 0 shares to the consultant, $42,000 and $115,496 has been accrued in accounts payable and stock payable, respectively.

a)

On December 1, 2014, the Company entered into a consulting agreement with a consultant who will provide consulting services in consideration for cash payments of $2,500 per month for a 6 month term ending May 31, 2015. The consulting agreement is currently month-to-month. During the year ended January 31, 2016, the Company paid $27,500 (2015 - $5,000) to the consultant.

b)

On December 8, 2014, the Company entered into a consulting agreement with a consultant who will provide consulting services in consideration for cash payments of $5,000 per month for a 6 month term ending May 1, 2015. The consulting agreement is currently month-to-month. During the year ended January 31, 2016, the Company paid $20,000 (2015 - $10,000) to the consultant.

c)

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

2.

Income Taxes

The Company is subject to United States federal and state income taxes at an approximate rate of 35%. The reconciliation of the provision for income taxes at the United States federal and state statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended January 31,	Year Ended January 31,
	2016	2015

Income tax benefit computed at the statutory rate	$ 94,724	$ 62,023
Change in valuation allowance	(94,724)	(62,023)

Provision for income taxes	$ –	$ –

Significant components of the Company’s deferred tax assets and liabilities after applying enacted corporate income tax rates, are as follows:

	January 31, 2016	January 31, 2015
Deferred income tax assets
Net operating losses	$ 190,244	$ 95,519
Valuation allowance	(190,244)	(95,519)

Net deferred income tax assets	$ –	$ –

The Company has net operating loss carryforwards of $543,553 which expire commencing in 2032.

3.

Subsequent Events

On August 14, 2017 the Company entered into a convertible note agreement with Corona Software for $20,000 the notes bears interest of 8% and is due March 14, 2018.  Payments shall be made in US currency or paid with common stock at a 50% discount to the lowest average 20 day trading price.

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

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer). We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2016. Based upon the evaluation of our disclosure controls and procedures as of the January 31, 2016, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Stephen Shepherd, has 15 years’ experience with various financial institutions in the financial services sales & marketing industry. He formed Marketing Inteligente SRL, a marketing consulting company, in December of 2008 and presently serves as its President.  From April 2011 to December 2012, Mr. Shepherd was a Senior Investment Consultant in the Dominican Republic for St. James International, a firm of independent investment brokers.  Mr. Shepherd studied Business Economics while attending the University of Leicester from 1996 to 1999.

Mr. Shepherd’s professional qualifications include a Financial Planning Certificate from The Chartered Insurance Institute of the United Kingdom as well as a Certificate of Regulated General Insurance and a Certificate in Mortgage Advice and Practice from The Institute of Financial Services also located in the United Kingdom.

Xiaojian Lu, has, since June 2012, worked as the Technical Manager for Hangzhou Dianchuang Science and Technology Co. Ltd.  Prior to this Mr. Lu worked as a Technical Supervisor for Changhuatong Online Telephone Co. Ltd. from December 2009 to June 2012 and as a Division Manager for Hangzhou Youheng Internet Science Technology Co. Ltd. from May 2008 to December 2009.  Mr. Lu studied Computer Science at Zhejiang University in Hangzhou, Zhejiang Province where he received his Bachelor’s Degree.

Mark Petropoulos, is serving as the Vice President of Sales for North America. While serving as the Vice President of Sales for North America, Mr Petropoulos is also the President of Suregate LLC (“Suregate”) and has served the position since Suregate’s inception in 2007. As a seasoned professional in the merchant service industry with twenty years of experience, Mr. Petropoulos has assisted many merchants with respect to credit card services and payment platforms. He has acted in a sales role and as a consultant with regards to provision of services in the payments industry, and most recently at Suregate has been managing a payment gateway, which is an e-commerce application service provider that authorizes credit card payments for online businesses.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended January 31, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statues and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

a) our principal executive officer;

b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2015 and 2016; and

c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2015 and 2016;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Non-qualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
David Bailey Former President, Chief Executive Officer and Chief Financial Officer (1)	2015	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Stephen Shepherd President, Chief Executive Officer and Chief Financial Officer	2015 2016	60,000 60,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	60,000 60,000
Xiaojian Lu Secretary and Chief Marketing Officer	2015 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 31, 2016, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 31, 2016. As of January 31, 2016, there were _________ shares of our company’s common stock issued and outstanding. Unless otherwise stated, the address of the shareholder is c/o Avra Inc., 115 Pelham Commons Boulevard, Greenville, SC 29615.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Stephen Shepherd	35,333,333%
Xiaojian Lu	0	-
Mark Petropoulos	0	-
Directors and Executive Officers as a Group (3 persons)	35,333,333%

Item 13.     Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended January 31, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	January 31, 2016 $	January 31, 2015 $
Audit Fees	10,500	12,000
Audit Related Fees		-
Tax Fees		-
All Other Fees		-
Total	10,500	12,000

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•

approved by our audit committee (which consists of our entire board of directors); or

•

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

AVRA INC.
(Registrant)
Dated: September 19, 2017	/s/ Stephen Shepherd
Stephen Shepherd
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)