Form 10-Q
period 2016-04-30
AVRA INC.
filed 2017-10-10
CIK 1552164

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-182130

AVRA INC.
 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	3651 (Primary Standard Industrial Classification Number)	EIN 36-4789798 (IRS Employer Identification Number)

Plaza Compostela 4D2, Av. John F Kennedy,

Ensanche Paraiso, Santo Domingo, Dominican Republic

1-855-290-3195

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[   ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X] Emerging Growth Company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the exchange act. [  ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]  No [ X ]

At October 5, 2017, the number of shares of the Registrant’s common stock outstanding was 63,397,067.

AVRA INC.

Balance Sheets

(unaudited)

ASSETS	April 30, 2016	January 31, 2016
Current Assets
Cash and cash equivalents	$ -	$ 7
Prepaid Expenses	600	600
Total Current Assets	600	607

Total Assets	$ 600	$ 607

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and Accrued expenses	$ 152,982	$ 149,548
Accounts payable- related party	70,039	52,137
Short-term debts	169,946	169,946
Stock payable	115,496	115,496

Total Liabilities	508,463	487,127
Stockholders’ Deficit
Common stock, par value $0.001; 300,000,000 shares authorized, 63,397,067 shares issued and outstanding respectively;	634	634
Additional paid in capital	194,062	194,062
Accumulated deficit	(702,559)	(681,216)
Total Stockholders’ Deficit	(507,863)	(486,520)
Total Liabilities and Stockholders’ Deficit	$ 600	$ 607

See accompanying notes to unaudited financial statements.

AVRA INC.

Statements of Operations

(unaudited)

	Three Months Ended April 30, 2016	Three Months Ended April 30, 2015

Revenues	$ -	$ -

General and Administrative Expenses	17,259	25,489
Professional fees	650	90,053

Total Operating Expense	17,909	115,542

Loss on property and equipment	-	(1,061)
Foreign exchange loss	-	(108)
Interest expense	(3,434)	(1,936)

Total Other Income/Expense	(3,434)	(3,105)

Net Loss from Operations	(21,343)	(118,647)

Net Loss	$ (21,343)	$ (118,647)

Net Loss per Share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	63,397,067	63,397,067

See accompanying notes to unaudited financial statements.

AVRA INC.

Statement of Cash Flows

 (unaudited)

	Three Months Ended April 30, 2016	Three Months Ended April 30, 2015
Cash Flows From Operating Activities

Net loss for the period	$ (21,343)	$ (118,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	20,876
Loss on property and equipment	-	1,061

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,434	25,742
Accounts payable- related party	17,902	-

Cash Flows Used In Operating Activities	(7)	(70,968)
Cash Flows From Financing Activities
Proceeds from short-term debt	-	75,000
Proceeds from related party advances	-	1,906
Cash Flows Used In Financing Activities	-	76,906

Net Change In Cash	(7)	5,938
Cash, beginning of period	7	19,579
Cash, end of period	$ -	$ 25,517

See accompanying notes to unaudited financial statements.

Avra Inc.

April 30, 2016 and 2015

Notes to the Financial Statements

(Unaudited)

Note 1 - Organization and Operations

Nature of Business and Continuance of Operations

Avra Inc. (the “Company”) was incorporated in the State of Nevada on December 1, 2010. The Company, with offices in the United States, is focused on solutions in the cryptocurrency and digital currency markets, particularly in offering payment solutions to businesses worldwide. The Company also has a business in marketing and distributing of Smart TV boxes to home consumers throughout the United States. Smart TV boxes are hardware devices that allow consumers to combine all of the benefits of the Internet with the large size and high definition capabilities of TV screens; however, this is not the Company’s focus.

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of April 30, 2016, the Company has working capital deficit of $507,863 and has incurred losses totaling $702,559 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s management plans to raise funds in the next 12 months through a combination of debt financing and equity financing by way of private placement.

Note 2 - Significantand CriticalAccounting Policies and Practices

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

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

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

f) Loss Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At April 30, 2016, the Company has no potentially dilutive securities outstanding.

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

h) Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the quarter ended April 30, 2016. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as of April 30, 2016.

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

j) Stock-Based Compensation

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

k) Subsequent Events

The Company’s management reviewed all material events from April 30, 2016, through the issuance date of these financial statements for disclosure consideration.

l) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 – Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit at April 30, 2016, a net loss and net cash used in operating activities for thereportingperiod then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to commence operations and generate sufficient revenue; however, the Company’s cash position may not be sufficient to support the Company’s daily operations.  Management intends to raise additional funds by way of a private or public offering.  While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 - Short-term Debts

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000.  The loan is unsecured, bears interest at 8% per annum and payable on August 1, 2014. The loan agreement has been amended when the loan amount was increased to $75,000 with an extension of the maturity date to August 1, 2015. As of April 30, 2016, the maturity date has not been extended and the loan is due on demand. As of April 30, 2016, the note holder has provided $69,946 to the Company.

On February 3, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of $25,000. Subsequently, the loan was amended to increase the principal balance to $100,000. The loan bears interest at 7.5% per annum and is due on demand. As of April 30, 2016, the note holder has provided $100,000 to the Company.

Note 5 - Related Party Transactions

As of April 30, 2016, the Company is indebted to Stephen Shepherd, CEO of the Company for $70,039. This amount represents non-interest bearing advances payable of $11,418 and unpaid consulting fees of $58,621. During the quarter ended April 30, 2016, the Company expensed $15,000 of consulting fees to the CEO of the Company.

Note 6 - Stockholders’ Deficit

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

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Employees and Employment Agreements

At present, we have no employees other than our officer and director.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operations for Three Months Ended April 30, 2016 and 2015

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the three months ended April 30, 2016 and 2015 are summarized as follows:

	Three Months Ended April 30, 2016	Three Months Ended April 30, 2015
Revenue	-	-
General and administrative	17,259	25,489
Professional fees	650	90,053
Total Operating Expenses	$17,909	$115,542

In the three-month period ended April 30, 2016, we incurred $17,259 in general and administrative expenses, compared to $25,489 in the three-month period ended April 30, 2015 primarily as a result of change of management during the prior year.  In the three-month period ended April 30, 2016, we incurred $650 professional fees, compared to $90,053 in the three-month period ended April 30, 2015 primarily as a result of decrease in consulting fees in the current period.

Other Income/Expenses

In the three-month period ended April 30, 2016, we incurred interest expense of $3,434 compared to $1,936 in the three-month period ended April 30, 2015. The increase was primarily due to increase in note payables.

Net Loss

In the three months ended April 30, 2016, we incurred net loss of $21,343 compared to $115,542 in the three months ended April 30, 2015.

Liquidity and Financial Condition

Working Capital

	At April 30, 2016	At January 31, 2016
Current assets	$600	$607
Current liabilities	508,463	487,127
Working capital (deficit)	$(507,863)	$(486,520)

Our total current assets as of April 30, 2016 were $600 as compared to total current assets of $607 as of January 31, 2016. Our total current liabilities as of April 30, 2016 were $508,463 as compared to total current liabilities of $487,127 as of January 31, 2016. The increase of $36,336 in current liabilities was attributed to accounts payable and accounts payable – related party.

Cash Flows

	Three Months Ended
	April 30,	April 30,
	2016	2015
Cash flows used in operating activities	$(7)	$(70,968)
Cash flows provided by financing activities	-	76,906
Net increase (decrease) in cash	$(7)	$5,938

Financing Activities

The $76,906 increase in cash provided by financing activities during the three months ended April 30, 2015 compared to the three-month period ended April 30, 2016 was primarily due to cash received from note payables issued during the period.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our April 30, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2016that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avra Inc.

Dated: October 6, 2017

By: /s/ Stephen Shepherd

Stephen Shepherd, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)