Form 10-Q
period 2016-07-31
AVRA INC.
filed 2017-10-18
CIK 1552164

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Yes [ ]  No [ X ]

At October 17, 2017, the number of shares of the Registrant’s common stock outstanding was 63,397,067.

AVRA INC.

Balance Sheets

(unaudited)

ASSETS	July 31, 2016	January 31, 2016
Current Assets
Cash and cash equivalents	$ -	$ 7
Prepaid expenses	600	600
Total Current Assets	600	607

Total Assets	$ 600	$ 607

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$ 156,249	$ 149,548
Accounts payable- related party	85,039	52,137
Short-term debts	169,946	169,946
Stock payable	115,496	115,496

Total Liabilities	526,730	487,127
Stockholders’ Deficit
Common stock, par value $0.001; 300,000,000 shares authorized, 63,397,067 shares issued and outstanding respectively;	634	634
Additional paid in capital	194,062	194,062
Accumulated deficit	(720,826)	(681,216)
Total Stockholders’ Deficit	(526,130)	(486,520)
Total Liabilities and Stockholders’ Deficit	$ 600	$ 607

See accompanying notes to unaudited financial statements.

AVRA INC.

Statements of Operations

(unaudited)

	Three Months Ended July 31, 2016	Three Months Ended July 31, 2015	Six Months Ended July 31, 2016	Six Months Ended July 31, 2015

Revenues	$ -	$ -	$ -	$ -

General and Administrative Expenses	15,000	12,457	32,252	37,945
Professional fees	-	85,940	650	175,993
Impairment loss on fixed assets	-	-	-	1,061

Total Operating Expense	15,000	98,397	32,902	214,999

Foreign exchange loss	-	(165)	-	(56)
Interest expense	3,274	2,925	6,708	4,861

Total Other Income/Expense	3,274	2,760	6,708	4,805

Net Loss from Operations	(18,274)	(101,157)	(39,610)	(219,804)

Net Loss	$ (18,274)	$ (101,157)	$ (39,610)	$ (219,804)

Net Loss per Share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	63,397,067	63,397,067	63,397,067	63,397,067

See accompanying notes to unaudited financial statements.

AVRA INC.

Statement of Cash Flows

 (unaudited)

	Six Months Ended July 31, 2016	Six Months Ended July 31, 2015
Cash Flows From Operating Activities

Net loss for the period	$ (39,610)	$ (219,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	42,715
Loss on property and equipment	-	1,061

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	6,701	46,044
Accounts payable- related party	32,902	-

Cash Flows Used In Operating Activities	(7)	(129,984)
Cash Flows From Financing Activities
Proceeds from short-term debt	-	100,000
Proceeds from related party advances	-	10,923
Cash Flows Used In Financing Activities	-	110,923

Net Change In Cash	(7)	(19,061)
Cash, beginning of period	7	19,579
Cash, end of period	$ -	$ 518

See accompanying notes to unaudited financial statements.

Avra Inc.

July 31, 2016 and 2015

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of July 31, 2016, the Company has working capital deficit of $526,130 and has incurred losses totaling $720,826 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d) Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of six months or less at the time of issuance to be cash equivalents.

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

f) Loss Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At July 31, 2016, the Company has no potentially dilutive securities outstanding.

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

h) Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the quarter ended July 31, 2016. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as of July 31, 2016.

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

k) Subsequent Events

The Company’s management reviewed all material events from July 31, 2016, through the issuance date of these financial statements for disclosure consideration.

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

As reflected in the financial statements, the Company had an accumulated deficit at July 31, 2016, a net loss and net cash used in operating activities for thereportingperiod then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Short-term Debts

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000.  The loan is unsecured, bears interest at 8% per annum and payable on August 1, 2014. The loan agreement has been amended when the loan amount was increased to $75,000 with an extension of the maturity date to August 1, 2015. As of July 31, 2016, the maturity date has not been extended and the loan is due on demand. As of July 31, 2016, the note holder has provided $69,946 to the Company.

On February 3, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of $25,000. Subsequently, the loan was amended to increase the principal balance to $100,000. The loan bears interest at 7.5% per annum and is due on demand. As of July 31, 2016, the note holder has provided $100,000 to the Company.

Note 5 - Related Party Transactions

As of July 31, 2016, the Company is indebted to Stephen Shepherd, CEO of the Company for $85,039. This amount represents non-interest bearing advances payable of $11,418 and unpaid consulting fees of $73,621. During the quarter ended July 31, 2016, the Company expensed $15,000 of consulting fees to the CEO of the Company.

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

Results of Operations for Three Months Ended July 31, 2016 and 2015

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the three months ended July 31, 2016 and 2015 are summarized as follows:

	Three Months Ended July 31, 2016	Three Months Ended July 31, 2015
Revenue	-	-
General and administrative	15,000	12,457
Professional fees	-	85,940
Foreign exchange gain (loss)	-	(165)
Interest Expense	3,274	2,925
Total Operating Loss	$18,274	$101,157

In the three month period ended July 31, 2016, we incurred $15,000 in general and administrative expenses, compared to $12,457 in the three month period ended July 31, 2015 primarily as a result of change of management during the prior year.  In the three month period ended July 31, 2016, we incurred $0 professional fees, compared to $85,940 in the three month period ended July 31, 2015 primarily as a result of decrease in consulting fees in the current period.

Other Income/Expenses

In the three month period ended July 31, 2016, we incurred interest expense of $3,274 compared to $2,925 in the three month period ended July 31, 2015. The increase was primarily due to increase in note payables.

Net Loss

In the three months ended July 31, 2016, we incurred net loss of $18,274 compared to $101,157 in the three months ended July 31, 2015.

Results of Operations for Six Months Ended July 31, 2016 and 2015

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the six months ended July 31, 2016 and 2015 are summarized as follows:

	Six Months Ended July 31, 2016	Six Months Ended July 31, 2015
Revenue	-	-
General and administrative	32,252	37,945
Professional fees	650	175,993
Impairment loss on fixed assets	-	1,061
Foreign Exchange loss (gain)	-	(56)
Interest Expense	6,708	4,861
Total Operating Loss	$39,610	$219,804

In the six month period ended July 31, 2016, we incurred $32,259 in general and administrative expenses, compared to $37,945 in the six month period ended July 31, 2015 primarily as a result of change of management during the prior year.  In the six month period ended July 31, 2016, we incurred $650 professional fees, compared to $175,993 in the six month period ended July 31, 2015 primarily as a result of decrease in consulting fees in the current period.

Other Income/Expenses

In the six month period ended July 31, 2016, we incurred interest expense of $6,708 compared to $4,861 in the six month period ended July 31, 2015. The increase was primarily due to increase in note payables.

Net Loss

In the six months ended July 31, 2016, we incurred net loss of $39,610 compared to $219,804 in the six months ended July 31, 2015.

Liquidity and Financial Condition

Working Capital

	At July 31, 2016	At January 31, 2016
Current assets	$600	$607
Current liabilities	526,737	487,127
Working capital (deficit)	$(526,137)	$(486,520)

Our total current assets as of July 31, 2016 were $600 as compared to total current assets of $607 as of January 31, 2016. Our total current liabilities as of July 31, 2016 were $526,737 as compared to total current liabilities of $487,127 as of January 31, 2016. The increase of $39,610 in current liabilities was attributed to accounts payable and accounts payable – related party.

Cash Flows

	At July 31, 2016	At July 31, 2015
Cash flows used in operating activities	$(7)	$(129,984)
Cash flows provided by financing activities	-	110,923
Net decrease in cash	$(7)	$(19,061)

The $110,923 decrease in cash provided by financing activities during the six months ended July 31, 2016 compared to the six months ended July 31, 2015 was primarily due to cash received from notes payable issued during the prior period.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' review report accompanying our July 31, 2016 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended July 31, 2016that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: October 17, 2017

By: /s/ Stephen Shepherd

Stephen Shepherd, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)