Form 10-K
period 2017-01-31
AVRA INC.
filed 2017-12-13
CIK 1552164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	January 31, 2017
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]

Commission file number	333-182130

AVRA INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4789798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Plaza Compostela 4D2, Av. John F Kennedy, Ensanche Paraiso, Santo Domingo, Dominican Republic.	10126
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	1-855-290-3195

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
63,397,067 common shares as of December 12, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

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

There is a growing number of businesses and individuals using Bitcoin. This includes brick and mortar businesses like restaurants, apartments, law firms, and popular online services such as Expedia, Microsoft, Dell, NewEgg, WordPress, and Overstock. While Bitcoin remains a relatively new phenomenon, it is growing fast. In April 2015, the value of all bitcoins in circulation exceeded US$3 billion with tens of millions of dollars’ worth of bitcoins exchanged daily.

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

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed on the OTCQB under the trading symbol “AVRN”. The first trade of our stock was on April 23, 2013. Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. The following table presents the high and low bid price for our common stock for the periods indicated:

Quarter Ended	High	Low
April 30, 2016	$0.08	$0.07
January 31, 2016	$0.04	$0.03
October 31, 2015	$0.08	$0.07
July 31, 2015	$0.18	$0.18
April 30, 2015	$0.51	$0.45
January 31, 2016	$0.51	$0.05
October 31, 2014	$1.00	$0.05
July 31, 2014	$1.10	$1.00
April 30, 2014	$0.30	$0.30
January 31, 2014	$0.30	$0.30
October 31, 2013	$0.30	$0.30
July 31, 2013	$0.00	$0.00
April 30, 2013	$0.00	$0.00

Holders

As of December 12, 2017, there were 30 holders of record of our common stock. As of such date, 63,397,067 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended January 31, 2017.

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

Results of Operations

Our operating expenses for the years ended January 31, 2017 and 2016 are summarized as follows:

	Year Ended	Year Ended
	January 31, 2017	January 31, 2016
Amortization	$ -	$ -
General and administrative	2,259	51,808
Professional fees	60,650	321,731
Impairment loss on fixed assets	-	1,061

Total operating expense	$ 62,909	$ 374,600

Revenue

We have not generated any revenues since our inception.

General and Administrative

In the year ended January 31, 2017, we incurred net loss of $76,165 compared to $386,137 in the year ended January 31, 2016. Our net loss decreased $309,972 from January 31, 2016 to January 31, 2017 primarily as a result of decrease in consulting and professional fees and general and administrative fees incurred in the year ended January 31, 2017.

Liquidity and Capital Resources

Working Capital

	At	At
	January 31, 2017	January 31, 2016
Current assets	$ 600	$ 607
Current liabilities	563,285	487,127

Working capital (deficit)	$ (562,685)	$ (486,520)

Our total current assets as of January 31, 2017 were $600 and as of January 31, 2016 were $607. Our total current liabilities as of January 31, 2017 were $563,285 as compared to total current liabilities of $487,127 as of January 31, 2016. The increase was primarily due to an increase of accounts payable and accrued liabilities of $13,256 and related party payables of $62,902 during the year.

Cash Flows

	At	At
	January 31, 2017	January 31, 2016
Cash flows used in operating activities	$ (7)	$ (126,413)
Net cash used in investing activities	-	-
Cash flows provided by financing activities	-	106,841

Net increase (decrease) in cash during year	$ (7)	$ (19,572)

Operating Activities

Cash used by operating activities decreased $126,406 from $126,413 to $7 due to the decrease in consulting fees and general and administrative expenses during the current year.

Investing Activities

We did not use any cash for investing activities during the years ended January 31, 2017 and 2016.

Financing Activities

The $106,841 decrease in cash provided by financing activities during the year ended January 31, 2017 was primarily due to lower levels of financing being obtained in the current year compared to proceeds of $106,841 during the year ended January 31, 2016.

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the year ended January 31, 2017. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our final test procedures and the customer’s acceptance. Our company has not made any sales as of January 31, 2017.

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

Avra Inc.

(A Development Stage Company)

As of and for the year ended January 31, 2017

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Avra Inc.
Greenville, SC

We have audited the accompanying consolidated balance sheets of Avra Inc. as of January 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years then ended. Avra Inc’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avra Inc. as of January 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Avra Inc, will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, Avra Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
December 12, 2017

                                                                    Avra Inc.

Balance Sheets

January 31, 2017 and 2016

	January 31,	January 31,
	2017	2016

ASSETS

Current Assets

Cash and cash equivalents	$ -	$ 7
Prepaid expenses	600	600
Total Current Assets	600	607

Total Assets	$ 600	$ 607

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	$ 162,804	$ 149,548
Accounts payable - related party	115,039	52,137
Short-term debts	169,946	169,946
Stock payable	115,496	115,496
Total Current Liabilities	563,285	487,127

Contingencies and Commitments

Stockholders’ Deficit

Preferred stock, 100,000,000 shares authorized, $0.00001 par value; no shares issued and outstanding	–	–

Common stock, 300,000,000 shares authorized, $0.00001 par value; 63,397,067 shares issued and outstanding	634	634

Additional paid-in capital	194,062	194,062

Accumulated deficit	(757,381)	(681,216)

Total Stockholders’ Deficit	(562,685)	(486,520)

Total Liabilities and Stockholders’ Deficit	$ 600	$ 607

The accompanying notes are an integral part of these consolidated financial statements.

Avra Inc.

Statements of Operations

January 31, 2017 and 2016

	For the	For the
	Year Ended	Year Ended
	January 31, 2017	January 31, 2016

Operating Expenses

General and administrative	$ 2,259	$ 51,808
Professional fees	60,650	321,731
Impairment loss on fixed assets	-	1,061

Total Operating Expenses	(62,909)	(374,600)

Other Income (Expense)

Foreign exchange gain	-	184
Interest expense	(13,256)	(11,721)

Total Other Expense	$ (13,256)	$ (11,537)

Net Loss	$ (76,165)	$ (386,137)

Net Loss Per Common Share – Basic and Diluted	(0.01)	(0.01)

Weighted Average Common Shares Outstanding – Basic and Diluted	63,797,067	63,797,067

The accompanying notes are an integral part of these consolidated financial statements.

Avra Inc.

Statement of Changes in Stockholders’ Deficit

January 31, 2017 and 2016

			Additional
	Common		Paid-in
	Stock	Amount	Capital	Deficit	Total

Balance – January 31, 2015	63,397,067	$ 634	$ 194,062	$ (295,079)	$ (100,383)

Net loss	–	–	–	(386,137)	(386,137)

Balance – January 31, 2016	63,397,067	$ 634	$ 194,062	$ (681,216)	$ (486,520)

Net loss				(76,165)	(76,165)

Balance – January 31, 2017	63,397,067	$ 634	$ 194,062	$ (757,381)	$ (562,685)

The accompanying notes are an integral part of these consolidated financial statements.

Avra Inc.

Statements of Cash Flows

January 31, 2017 and 2016

	For the	For the
	Year Ended	Year Ended
	January 31, 2017	January 31, 2016

Cash Flows from Operating Activities

Net loss	$ (76,165)	$ (386,137)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	93,329
Impairment loss on fixed assets	-	1,061

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	13,256	119,059
Accounts payable – related party	62,902	46,275

Net Cash Used in Operating Activities	(7)	(126,413)

Cash Flows from Financing Activities

Proceeds from short-term debts	-	106,841

Net Cash Provided by Financing Activities	-	106,841

Change in Cash	(7)	(19,572)

Cash - Beginning of Year	7	19,579

Cash - End of Year	$ -	$ 7

Supplementary Information:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

The accompanying notes are an integral part of these consolidated financial statements.

Avra, Inc.

Notes to the Financial Statements

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of January 31, 2017, the Company has working capital deficit of $562,685 and has incurred losses totaling $757,381 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s management plans to raise funds in the next 12 months through a combination of debt financing and equity financing by way of private placement.

Note 2 - Significant and Critical Accounting Policies and Practices

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

f) Loss Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At January 31, 2017, the Company has no potentially dilutive securities outstanding.

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

h) Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the quarter ended January 31, 2016. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as of January 31, 2017.

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

k) Subsequent Events

The Company’s management reviewed all material events from January 31, 2017, through the issuance date of these financial statements for disclosure consideration.

l) Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Note 3 - Short-term Debts

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000.  The loan is unsecured, bears interest at 8% per annum and payable on August 1, 2014. The loan agreement has been amended when the loan amount was increased to $75,000 with an extension of the maturity date to August 1, 2015. As of January 31, 2017, the maturity date has not been extended and the loan is due on demand. As of January 31, 2017, the note holder has provided $69,946 to the Company.

On February 3, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of $25,000. Subsequently, the loan was amended to increase the principal balance to $100,000. The loan bears interest at 7.5% per annum and is due on demand. As of January 31, 2017, the note holder has provided $100,000 to the Company.

Note 4 - Related Party Transaction

As of January 31, 2017, the Company is indebted to Stephen Shepherd, CEO of the Company for $115,039. This amount represents non-interest bearing advances payable of $11,418 and unpaid consulting fees of $103,621. During the year ended January 31, 2017, the Company expensed $60,000 of consulting fees to the CEO of the Company.

Note 5 - Stockholders’ Deficit

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

Name	Position Held with our Company	Age	Date First Elected or Appointed
Stephen Shepherd	President, Chief Executive Officer, Chief Financial Officer, and Director	35	May 30, 2014
Xiaojian Lu	Secretary and Chief Marketing Officer	30	May 30, 2014
Mark Petropoulos (1)	Vice President of Sales for North America	54	January 4, 2015

(1)

deceased January 2017

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

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

a) our principal executive officer;

b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2017 and 2016; and

c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2017 and 2016;

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

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to January 31, 2016. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our board of directors or by any compensation committee that may be established.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 31, 2017, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 31, 2016. As of January 31, 2017, there were 63,397,067 shares of our company’s common stock issued and outstanding. Unless otherwise stated, the address of the shareholder is c/o Avra Inc., 115 Pelham Commons Boulevard, Greenville, SC 29615.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Stephen Shepherd	35,333,333	55.73%
Xiaojian Lu	0	-
Mark Petropoulos	0	-
Directors and Executive Officers as a Group (3 persons)	35,333,333	55.73%

Item 13.     Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended January 31, 2017 and 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	January 31, 2017 $	January 31, 2016 $
Audit Fees	9,500	10,500
Audit Related Fees		-
Tax Fees		-
All Other Fees		-
Total	9,500	10,500

Services for year ended January 31, 2017 by GBH CPA’s PC, during the year ended January 31, 2018.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

?

approved by our audit committee (which consists of our entire board of directors); or

?

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

AVRA INC.
(Registrant)
Dated: December 12, 2017	/s/ Stephen Shepherd
Stephen Shepherd
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)