Form 10-K/A
period 2017-01-31
AVRA INC.
filed 2018-01-08
CIK 1552164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

AVRA INC.
(Registrant)
Dated: January 8, 2018	/s/ Stephen Shepherd
Stephen Shepherd
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)