Form 10-K/A
period 2017-01-31
AVRA INC.
filed 2018-01-09
CIK 1552164

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

Avra Inc.

Statements of Cash Flows

January 31, 2017 and 2016

	For the	For the
	Year Ended	Year Ended
	January 31, 2017	January 31, 2016

Cash Flows from Operating Activities

Net loss	$ (76,165)	$ (386,137)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	93,329
Impairment loss on fixed assets	-	1,061

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	13,256	119,059
Accounts payable – related party	62,902	46,275

Net Cash Used in Operating Activities	(7)	(126,413)

Cash Flows from Investing Activities

Net Cash Used in Investing Activities	–	–

Cash Flows from Financing Activities

Proceeds from short-term debts	-	106,841

Net Cash Provided by Financing Activities	-	106,841

Change in Cash	(7)	(19,572)

Cash - Beginning of Year	7	19,579

Cash - End of Year	$ -	$ 7

Supplementary Information:
Interest paid	$ –	$ –
Income taxes paid	$ –	$ –

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