Form 10-Q
period 2017-04-30
AVRA INC.
filed 2018-02-21
CIK 1552164

166U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Yes [ ]  No [ X ]

At February 20, 2018, the number of shares of the Registrant’s common stock outstanding was 63,397,067.

AVRA INC.

Balance Sheets

(Unaudited)

ASSETS	April 30, 2017	January 31, 2017
Current Assets
Cash and cash equivalents	$-	$-
Prepaid expenses	600	600
Total Current Assets	600	600
Total Assets	$600	$600

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$166,086	$162,804
Accounts payable- related party	130,031	115,039
Short-term debts	169,946	169,946
Stock payable	115,496	115,496
Total Liabilities	581,559	563,285
Stockholders’ Deficit
Common stock, par value $0.001; 300,000,000 shares authorized, 63,397,067 shares issued and outstanding respectively;	634	634
Additional paid in capital	194,062	194,062
Accumulated deficit	(775,655)	(757,381)
Total Stockholders’ Deficit	(580,959)	(562,685)
Total Liabilities and Stockholders’ Deficit	$600	$600

See accompanying notes to unaudited financial statements.

AVRA INC.

Statements of Operations

(Unaudited)

	Three Months Ended April 30, 2017	Three Months Ended April 30, 2016

Revenues	$-	$-

General and Administrative Expenses	-	17,259
Professional fees	15,000	650
Impairment loss on fixed assets	-	-

Total Operating Expense	(15,000)	(17,909)

Foreign exchange loss	-	-
Interest expense	(3,274)	(3,434)

Total Other Income/Expense	(3,274)	(3,434)

Net Loss	$(18,274)	$(21,343)

Net Loss per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	63,397,067	63,397,067

See accompanying notes to unaudited financial statements.

AVRA INC.

Statement of Cash Flows

 (Unaudited)

	Three Months Ended April 30, 2017	Three Months Ended April 30, 2016
Cash Flows From Operating Activities

Net loss for the period	$(18,274)	$(21,343)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	-
Loss on property and equipment	-	-

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,282	3,434
Accounts payable- related party	14,992	17,902

Cash Flows Used In Operating Activities	-	(7)
Cash Flows From Financing Activities
Proceeds from short-term debt	-	-
Cash Flows Used In Financing Activities	-	-

Net Change In Cash	-	(7)
Cash, beginning of period	-	7
Cash, end of period	$-	$-

See accompanying notes to unaudited financial statements.

Avra Inc.

April 30, 2017 and 2016

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of April 30, 2017, the Company has working capital deficit of $580,959 and has incurred losses totaling $775,655 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f) Loss Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At April 30, 2017, the Company has no potentially dilutive securities outstanding.

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

h) Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the quarter ended April 30, 2017. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures and the customer’s acceptance. The Company has not made any sales as of April 30, 2017.

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

k) Subsequent Events

The Company’s management reviewed all material events from April 30, 2017, through the issuance date of these financial statements for disclosure consideration.

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

As reflected in the financial statements, the Company had an accumulated deficit at April 30, 2017, a net loss and net cash used in operating activities for thereportingperiod then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern as of the filing of these financials.

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

Note 4 - Short-term Debts

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000.  The loan is unsecured, bears interest at 8% per annum and payable on August 1, 2014. The loan agreement has been amended when the loan amount was increased to $75,000 with an extension of the maturity date to August 1, 2015. As of April 30, 2017, the maturity date has not been extended and the loan is due on demand. As of April 30, 2017, the note holder has provided $69,946 to the Company.

On February 3, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of $25,000. Subsequently, the loan was amended to increase the principal balance to $100,000. The loan bears interest at 7.5% per annum and is due on demand. As of April 30, 2017, the note holder has provided $100,000 to the Company.

Note 5 - Related Party Transactions

As of April 30, 2017, the Company is indebted to Stephen Shepherd, CEO of the Company for $130,031. This amount represents non-interest bearing advances payable of $11,418 and unpaid consulting fees of $118,613. During the quarter ended April 30, 2017, the Company expensed $15,000 of consulting fees to the CEO of the Company.

Note 6 - Stockholders’ Deficit

The Company’s authorized capital consisted of 300,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

Note 7 – Subsequent Events

On August 14, 2017, the Company entered into two convertible notes in the principal amount of $20,000 each, with two different third parties. The notes carry an annual interest rate of 8% with a maturity date of March 14, 2018. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a 50% discount of the lowest 20 day trading price prior to the maturity date.

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

Results of Operations for Three Months Ended April 30, 2017 and 2016

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the three months ended April 30, 2017 and 2016 are summarized as follows:

	Three Months Ended April 30, 2017	Three Months Ended April 30, 2016
Revenue	$-	$-
General and administrative	(15,000)	(17,259)
Professional fees	-	(650)
Total Operating Expenses	$(15,000)	$(17,909)

In the three month period ended April 30, 2017, we incurred $15,000 in general and administrative expenses, compared to $17,259 in the three month period ended April 30, 2016 primarily as a result of change of management during the prior year.  In the three month period ended April 30, 2017, we incurred $0 professional fees, compared to $650 in the three month period ended April 30, 2016, primarily as a result of decrease in consulting fees in the current period.

Other Income/Expenses

In the three month period ended April 30, 2017, we incurred interest expense of $3,274 compared to $3,434 in the three month period ended April 30, 2016.

Net Loss

In the three months ended April 30, 2017, we incurred net loss of $18,274 compared to $21,343 in the three months ended April 30, 2016.

Liquidity and Financial Condition

Working Capital

	At April 30, 2017	At January 31, 2017
Current assets	$600	$600
Current liabilities	581,559	563,285
Working capital (deficit)	$(580,959)	$(562,685)

Our total current assets as of April 30, 2017 were $600 as compared to total current assets of $600 as of January 31, 2017. Our total current liabilities as of April 30, 2017 were $581,559 as compared to total current liabilities of $563,285 as of January 31, 2017. The increase of $18,274 in current liabilities was attributed to accrued interest and accounts payable – related party.

Cash Flows

	At April 30, 2017	At April 30, 2016
Cash flows used in operating activities	$-	$(7)
Cash flows provided by financing activities	-	-
Net decrease in cash	$-	$(7)

The $7 change in cash provided by operating activities during the three months ended April 30, 2017 compared to the three months ended April 30, 2016 was primarily due to inactivity of the Company during the period.

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

Going Concern

The independent auditors' review report accompanying our April 30, 2017, financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended April 30, 2017,that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: February 20, 2018

By: /s/ Stephen Shepherd

Stephen Shepherd, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)