Form 10-Q
period 2017-07-31
AVRA INC.
filed 2018-12-06
CIK 1552164

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Yes [ ]  No [ X ]

1 | Page

At December 6, 2018, the number of shares of the Registrant’s common stock outstanding was 63,397,067.

2 | Page

3 | Page

AVRA INC.
BALANCE SHEETS

	July	January
	31, 2017	31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash	$ -	$ -
Prepaid Expenses	-	600
Total Current Assets	-	600
Total assets	-	600

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	135,358	162,804
Accounts Payable-Related Party	145,031	115,039
Accrued Interest	36,103	-
Notes Payable	174,946	169,946
Stock Payable	115,496	115,496
Total liabilities	606,934	563,285

Stockholders' deficit:
Preferred Stock Authorized 100,000,000 Par Value $0.00001
As of July 31, 2017 and January 31, 2017	-	-
Common stock; authorized 300,000,000; 63,397,067 shares at $0.00001 par value
As of July 31, 2017 and January 31, 2017	634	634
Additional Paid in Capital	194,062	194,062
Deficit accumulated	(801,630)	(757,381)
Total stockholders' deficit	(606,934)	(562,685)

Total liabilities and stockholders' equity	$ -	$ 600

The accompanying notes are an integral part of these unaudited condensed financial statements

4 | Page

AVRA INC.
STATEMENTS OF OPERATIONS

	For the Three Month Period Ended July 31, 2017	For the Three Month Period Ended July 31, 2016	For the Six Month Period Ended July 31, 2017	For the Six Month Period Ended July 31, 2016

Operating Expenses:

General and administrative	$ 22,600	$ 15,000	$ 37,600	$ 32,902
Total Operating Expenses	22,600	15,000	37,600	32,902

Other Expenses
Interest Expense, net	3,375	3,274	6,649	6,708

Net loss for the period	$ (25,975)	$ (18,274)	$ (44,249)	$ (39,610)

Net loss per share:
Basic and diluted	$ -	$ -	$ -	$ -

Weighted average number of shares outstanding:
Basic and diluted	63,397,067	63,397,067	63,397,067	63,397,067

The accompanying notes are an integral part of these unaudited condensed financial statements

5 | Page

AVRA INC.
STATEMENTS OF CASH FLOWS

	For the Six Month Period Ended July 31, 2017	For the Six Month Period Ended July 31, 2016

Cash flow from operating activities:
Net loss	$ (44,249)	$ (39,610)
Adjustmenttoreconcilenetlosstonetcashusedinoperatingactivities
Accrued Interest	4,119	6,708
Changes in operating assets and liabilities:
Prepaid expenses	600	-
Accounts Payable	4,538	-
Accounts Payable-related party	29,992	32,902
Net Cash (Used) in Operating activities	$ (5,000)	$ -

Cash flows from financing activities:
Proceeds from note payable	5,000	-
Net cash provided by financing activities	5,000	-

Decrease in cash during the period	-	-

Cash, beginning of period	-	7

Cash, end of period	$ -	$ 7

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$ -	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements

6 | Page

Avra Inc.

July 31, 2017 and 2016

Notes to the Condensed Financial Statements

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of July 31, 2017, the Company has working capital deficit of $606,934 and has an accumulated deficit totaling $801,630 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

7 | Page

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

f) Loss Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At July 31, 2017, the Company has no potentially dilutive securities outstanding.

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

h) Revenue Recognition

Revenue Recognition

ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), became effective for the Company on January 1, 2018. The Company’s revenue recognition disclosure reflects its updated accounting policies that are affected by this new standard. The Company applied the “modified retrospective” transition method for open contracts for the implementation of Topic 606. As sales are and have been primarily from IT services, sale of phones, phone card products, prepaid cellular phone minutes and cellular activation, and the Company has no significant post-delivery obligations, this new standard did not result in a material recognition of revenue on the Company’s accompanying consolidated financial statements for the cumulative impact of applying this new standard. The Company made no adjustments to its previously-reported total revenues, as those periods continue to be presented in accordance with its historical accounting practices under Topic 605, Revenue Recognition.

Revenue from providing IT services, sale of phones, phone card products, prepaid cellular phone minutes and cellular activation services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and

8 | Page

●	recognition of revenue only when the Company satisfies each performance obligation.

These five elements, as applied to each of the Company’s revenue category, is summarized below:

●	IT services - revenue is recorded on a monthly basis as services are provided;
●	Sale of phones, phone card products, prepaid cellular phone minutes and cellular activation – revenue is recognized at the time of sale to the customer; and
●	License fees and Royalties – revenue is recognized based on the terms of the agreement with its customer.

The Company has not made any sales as of July 31, 2017.

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

k) Subsequent Events

The Company’s management reviewed all material events from July 31, 2017, through the issuance date of these financial statements for disclosure consideration.

l) Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. This standard has no material effect on our financial statements

In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted This standard has no material effect on our financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash to be presented with cash and cash equivalents on the statement of cash flows and disclosure of how the statement of cash flows reconciles to the balance sheet if restricted cash is shown separately from cash and cash equivalents on the balance sheet. ASU 2016-18 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company is in the process of evaluating the impact of this ASU on its CFS.

9 | Page

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.

The guidance is effective for interim and annual periods beginning after December 15, 2017 and should be applied prospectively on or after the effective date. The Company is in the process of evaluating the impact of this ASU on its CFS.

In July 2017, FASB issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and clarifies existing disclosure requirements. Part II does not have an accounting effect. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. Management is currently evaluating the potential impact of these changes on the CFS of the Company.

As of July 31, 2017, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements to have a material impact on the Company’s CFS.

Note 3 – Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $801,630 at July 31, 2017, a net loss of $44,249 and net cash used in operating activities of $0 for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Notes Payable

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000.  The loan is unsecured, bears interest at 8% per annum and payable on August 1, 2014. The loan agreement has been amended when the loan amount was increased to $75,000 with an extension of the maturity date to August 1, 2015. As of July 31, 2017, the maturity date has not been extended and the loan is due on demand. As of July 31, 2017, the note holder has provided $69,946 to the Company. As of July 31, 2017 no payments have been made to the note holder.

On June 5, 2017 the Company and Note Holder amended the original promissory note by executing a new convertible promissory note with the Note Holder in the principal amount of $69.946 plus accrued interest that provides an interest rate of 8% per annum and a maturity date of June 5, 2018. The note also provides a conversion feature allowing the note holder to convert principal and or accrued interest at a fixed rate of $0.005 per share. The Note also, provides for a default interest rate of 20% if the note is unpaid past the maturity date.

On February 3, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of $25,000. Subsequently, the loan was amended to increase the principal balance to $100,000.

10 | Page

The loan bears interest at 7.5% per annum and is due on demand. As of July 31, 2017, the note holder has provided $100,000 to the Company. As of July 31, 2017 no payments have been made to the note holder.

On July 17, 2017 the Company and Note Holder amended the original promissory note by executing a new convertible promissory note with the Note Holder in the principal amount of $100,000 plus accrued interest that provides an interest rate of 8% per annum and a maturity date of July 17, 2018. The note also provides a conversion feature allowing the note holder to convert principal and or accrued interest at a fixed rate of $0.005 per share. The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date.

On May 9, 2017 the Company executed a convertible promissory note with an unrelated third party in the amount of $5,000 that provides an interest rate of 8% per annum and a maturity date of May 9, 2018. The note also provides a conversion feature allowing the note holder to convert principal and or accrued interest at a fixed rate of $0.005 per share. The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date. As of July 31, 2017, the note holder has provided a total $5,000 to the Company. As of July 31, 2017 no payments have been made to the note holder.

Note 5 – Stock Payable

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

As of July 31, 2017, the consultant is owed 43,995 and issued 0 shares to the consultant, $43,995 and $115,496 has been accrued in accounts payable and stock payable, respectively.

Note 6 - Related Party Transactions

As of July 31, 2017, the Company is indebted to Stephen Shepherd, CEO of the Company for $145,031. This amount represents non-interest bearing advances payable of $11,410 and unpaid management fees of $133,621. During the quarter ended July 31, 2017, the Company expensed $15,000 of management fees to the CEO of the Company, these fees are ongoing and accrue at $5,000 per month.

Note 7 - Stockholders’ Deficit

The Company’s authorized capital consisted of 300,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

On December 5, 2014, the Company entered into a subscription agreement whereby the Company issued 600,000 common shares at a purchase price of $0.25 per share for proceeds of $150,000. Pursuant to the agreement, the Company also issued a warrant to purchase 600,000 common shares of the Company with an exercise price of $0.50 per share for a period of one year. The warrants have since expired.

11 | Page

Note 8– Subsequent Events

On August 14, 2017, the Company entered into a convertible note in the principal amount of $20,000, with a third party. The note carries an annual interest rate of 8% with a maturity date of March 14, 2018. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a 50% discount of the lowest 20 day trading price prior to the maturity date. On September 28, 2017 the Promissory Note was subsequently amended to provide a fixed price of $0.005 and to extend the maturity dates to September 28, 2018.

On November 1, 2017, the Company entered into a convertible note in the principal amount of $20,000, with an unrelated third party. The note carries an annual interest rate of 8% with a maturity date of October 31, 2018. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date.

12 | Page

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

Results of Operations

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

Results of Operations for Six Months Ended July 31, 2017 and 2016

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the six months ended July 31, 2017 and 2016 are summarized as follows:

	For the Six Months Ended July 31, 2017	For the Six Months Ended July 31,2016
General and Administrative	$22,600	$15,000
Interest Expense	3,375	3,274
Total Operating Expenses	$(25,975)	$(18,274)

13 | Page

In the three-month period ended July 31, 2016, we incurred $22,600 in general and administrative expenses, compared to $15,000 in the three-month period ended July 31, 2017 primarily as a result of accrued operating costs.

In the six-month period ended July 31, 2016, we incurred $32,902 in general and administrative expenses, compared to $37,590 in the six-month period ended July 31, 2017 primarily as a result of accrued operating costs.

Other Income/Expenses

 In the three-month period ended July 31, 2016, we incurred interest expense of $3,274 compared to $3,375 in the three-month period ended July 31, 2017. The increase was primarily due to increase in note payables

In the six-month period ended July 31, 2016, we incurred interest expense of $6,708 compared to $6,649 in the six-month period ended July 31, 2017. The increase was primarily due to a reclassification in one of the notes payable.

Net Loss

In the three months ended July 31, 2016, we incurred net loss of $18,274 compared to $25,975 in the three months ended July 31, 2017.

In the six months ended July 31, 2016, we incurred net loss of $39,610 compared to $44,249 in the six months ended July 31, 2017.

Liquidity and Financial Condition

Working Capital

	At July 31, 2017	At January 31, 2017
Current assets	$-	$600
Current liabilities	606,934	563,285
Working capital (deficit)	$(606,934)	$(562,685)

Our total current assets as of July 31, 2017 were $0 as compared to total current assets of $600 as of January 31, 2017. Our total current liabilities as of July 31, 2017 were $606,934 as compared to total current liabilities of $563,285 as of

14 | Page

January 31, 2017. The increase in current liabilities was attributed to an increase in accounts payable and accounts payable – related party.

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

Going Concern

The independent auditors' review report accompanying our July 31, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

15 | Page

disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended July 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

16 | Page

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Avra Inc.
Dated: December 6, 2018	By: /s/ Stephen Shepherd Stephen Shepherd, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

17 | Page