Form 10-Q
period 2018-10-31
AVRA INC.
filed 2018-12-07
CIK 1552164

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

Yes [ ]  No [ X ]

1 | Page

At December 7, 2018, the number of shares of the Registrant’s common stock outstanding was 63,397,067.

2 | Page

3 | Page

AVRA INC.
BALANCE SHEETS

	October	January
	31, 2017	31, 2017
	(Unaudited)
ASSETS

Current assets:
Cash	$ -	$ -
Prepaid Expenses		600
Total Current Assets	-	600
Total assets	-	600

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	126,158	162,804
Accounts Payable-Related Party	154,781	115,039
Accrued Interest	39,850	-
Notes Payable	194,946	169,946
Stock Payable	115,496	115,496
Total liabilities	631,231	563,285

Stockholders' deficit:
Preferred Stock Authorized 100,000,000 Par Value $0.00001
As of October 31, 2017 and January 31, 2017	-	-
Common stock; authorized 300,000,000; 63,397,067 shares at $0.00001 par value
As of October 31, 2017 and January 31, 2017	634	634
Additional Paid in Capital	194,062	194,062
Deficit accumulated	(825,927)	(757,381)
Total stockholders' deficit	(631,231)	(562,685)

Total liabilities and stockholders' equity	$ -	$ 600

The accompanying notes are an integral part of these unaudited condensed financial statements

4 | Page

AVRA INC.
STATEMENTS OF OPERATIONS

	For the Three Month Period Ended October 31, 2017	For the Three Month Period Ended October 31, 2016	For the Nine Month Period Ended October 31, 2017	For the Nine Month Period Ended October 31, 2016

Operating Expenses:

General and administrative	$ 20,550	$ 15,000	$ 58,150	$ 47,909
Total Operating Expenses	20,550	15,000	58,150	47,909

Other Expenses
Interest Expense, net	3,747	3,274	10,396	9,982

Net loss for the period	$ (24,297)	$ (18,274)	$ (68,546)	$ (57,891)

Net loss per share:
Basic and diluted	$ -	$ -	$ -	$ -

Weighted average number of shares outstanding:
Basic and diluted	63,397,067	63,397,067	63,397,067	63,397,067

The accompanying notes are an integral part of these unaudited condensed financial statements

5 | Page

AVRA INC.
STATEMENTS OF CASH FLOWS

	For the Nine Month Period Ended October 31, 2017	For the Nine Month Period Ended October 31, 2016

Cash flow from operating activities:
Net loss	$ (68,546)	$ (57,891)
Adjustment to reconcile net loss to net cash used in operating activities
Accrued Interest	7,866	9,982
Changes in operating assets and liabilities:
Prepaid expenses	600	-
Accounts Payable	(4,662)	-
Accounts Payable-related party	39,742	47,902
Net Cash Used in Operating activities	$ (25,000)	$ (7)

Cash flows from financing activities:
Proceeds from note payable (Reclassification)	5,000
Proceeds from note payable	20,000	-
Net cash provided by financing activities	25,000	-

Decrease in cash during the period	-	(7)

Cash, beginning of period	-	7

Cash, end of period	$ -	$ -

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	-	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements

6 | Page

Avra Inc.

October 31, 2017 and 2016

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of October 31, 2017, the Company has working capital deficit of $631,231 and has an accumulated deficit totaling $825,927 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f) Loss Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At October 31, 2017, the Company has no potentially dilutive securities outstanding.

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

Revenue from providing IT services, sale of phones, phone card products, prepaid cellular phone minutes and cellular activation services are recognized under Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

●	executed contracts with the Company’s customers that it believes are legally enforceable;
●	identification of performance obligations in the respective contract;
●	determination of the transaction price for each performance obligation in the respective contract;
●	allocation the transaction price to each performance obligation; and
●	recognition of revenue only when the Company satisfies each performance obligation.

8 | Page

These five elements, as applied to each of the Company’s revenue category, is summarized below:

●	IT services - revenue is recorded on a monthly basis as services are provided;
●	Sale of phones, phone card products, prepaid cellular phone minutes and cellular activation – revenue is recognized at the time of sale to the customer; and
●	License fees and Royalties – revenue is recognized based on the terms of the agreement with its customer.

The Company has not made any sales as of October 31, 2017.

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

k) Subsequent Events

The Company’s management reviewed all material events from October 31, 2017, through the issuance date of these financial statements for disclosure consideration.

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

In October 2017, FASB issued ASU 2017-11, Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features, II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and clarifies existing disclosure requirements. Part II does not have an accounting effect. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018 with early adoption permitted. Management is currently evaluating the potential impact of these changes on the CFS of the Company.

As of October 31, 2017, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements to have a material impact on the Company’s CFS.

Note 3 – Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $825,927 at October 31, 2017, a net loss of $68,546and net cash used in operating activities of $20,000 for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Notes Payable

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000.  The loan is unsecured, bears interest at 8% per annum and payable on August 1, 2014. The loan agreement has been amended when the loan amount was increased to $75,000 with an extension of the maturity date to August 1, 2015. As of October 31, 2017, the maturity date has not been extended and the loan is due on demand. As of October 31, 2017, the note holder has provided $69,946 to the Company. As of October 31, 2017 no payments have been made to the note holder

On June 5, 2017 the Company and Note Holder amended the original promissory note by executing a new convertible promissory note with the Note Holder in the principal amount of $69.946 plus accrued interest that provides an interest rate of 8% per annum and a maturity date of June 5, 2018. The note also provides a conversion feature allowing the note holder to convert principal and or accrued interest at a fixed rate of $0.005 per share. The Note also, provides for a default interest rate of 20% if the note is unpaid past the maturity date.

On February 3, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of $25,000. Subsequently, the loan was amended to increase the principal balance to $100,000.

10 | Page

The loan bears interest at 7.5% per annum and is due on demand. As of October 31, 2017, the note holder has provided $100,000 to the Company. As of October 31, 2017 no payments have been made to the note holder

On October 17, 2017 the Company and Note Holder amended the original promissory note by executing a new convertible promissory note with the Note Holder in the principal amount of $100,000 plus accrued interest that provides an interest rate of 8% per annum and a maturity date of October 17, 2018. The note also provides a conversion feature allowing the note holder to convert principal and or accrued interest at a fixed rate of $0.005 per share. The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date.

On May 9, 2017 the Company executed a convertible promissory note with an unrelated third party in the amount of $5,000 that provides an interest rate of 8% per annum and a maturity date of May 9, 2018. The note also provides a conversion feature allowing the note holder to convert principal and or accrued interest at a fixed rate of $0.005 per share. The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date. It should be noted that this is a reclassification from an advance payable to a note payable. As of October 31, 2017, the note holder has provided a total $5,000 to the Company. As of October 31, 2017 no payments have been made to the note holder.

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

As of October 31, 2017, the Company paid $10,500 and issued 0 shares to the consultant, $31,500 and $115,496 has been accrued in accounts payable and stock payable, respectively.

Note 6 - Related Party Transactions

As of October 31, 2017, the Company is indebted to Stephen Shepherd, CEO of the Company for $154,781. This amount represents non-interest bearing advances payable of $11,410 and unpaid Management fees of $143,371. During the quarter ended October 31, 2017, the Company expensed $15,000 of Management fees to the CEO of the Company and paid $5,250 of his outstanding debt.

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

 Note 8 – Subsequent Events

On November 1, 2017, the Company entered into a convertible note in the principal amount of $20,000, with an unrelated third party. The note carries an annual interest rate of 8% with a maturity date of October 31, 2018. The debt is due on the maturity date

11 | Page

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

Results of Operations for Nine Months Ended October 31, 2017 and 2016

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the nine months ended October 31, 2017 and 2016 are summarized as follows:

12 | Page

	For the Nine Months Ended October 31, 2017	For the Nine Months Ended October 31, 2016
General and Administrative	$58,150	$47,909
Interest Expense	10,396	9,982
Total Operating Expenses	$68,546	$57,891

In the three month period ended October 31, 2016, we incurred $15,000 in general and administrative expenses, compared to $20,550 in the three month period ended October 31, 2017 primarily as a result of an increase in operating costs.

In the nine month period ended October 31, 2016, we incurred $47,909 in general and administrative expenses, compared to $58,150 in the nine month period ended October 31, 2017 primarily as a result of increase in operating costs.

Other Income/Expenses

 In the three-month period ended October 31, 2016, we incurred interest expense of $3,274 compared to $3,747 in the three month period ended October 31, 2017. The increase was primarily due to increase in note payables

In the nine month period ended October 31, 2016, we incurred interest expense of $9,982 compared to $10,396 in the nine month period ended October 31, 2017. The increase was primarily due to increase in notes payable.

Net Loss

In the three months ended October 31, 2016, we incurred net loss of $18,274 compared to $24,297 in the three months ended October 31, 2017.

In the nine months ended October 31, 2016, we incurred net loss of $57,891compared to $68,546 in the nine months ended October 31, 2017.

Liquidity and Financial Condition

Working Capital

13 | Page

	At October 31, 2017	At January 31, 2017
Current assets	$-	$600
Current liabilities	631,231	563,285
Working capital (deficit)	$(631,231)	$(562,685)

Our total current assets as of October 31, 2017 were $0 as compared to total current assets of $600 as of January 31, 2017. Our total current liabilities as of October 31, 2017 were $631,231 as compared to total current liabilities of $563,285 as of January 31, 2017. The increase in current liabilities was attributed to accounts payable and accounts payable – related party.

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

Going Concern

The independent auditors' review report accompanying our October 31, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial

14 | Page

statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended October 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

15 | Page

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

Avra Inc.
Dated: December 7, 2018	By: /s/ Stephen Shepherd Stephen Shepherd, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

16 | Page