Form 10-K
period 2018-01-31
AVRA INC.
filed 2019-01-29
CIK 1552164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	January 31, 2018
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]

Commission file number	333-182130

AVRA INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4789798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Plaza Compostela 4D2, Av. John F Kennedy, Ensanche Paraiso, Santo Domingo, Dominican Republic.	10126
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	1-855-290-3195

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.00001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ¨ No X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ¨ No X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes X No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes X No ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer	¨	Smaller reporting company	X
Emerging growth company	¨

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the exchange act. ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ¨ No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. There are 63,397,067 common shares issued and outstanding as of January 22, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

keeping our costs low relying on the strength of our management’s passion and knowledge of the market; and using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

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

Employees

We do not have any employees. Our CEO & Director is devoting approximately 40 hours per week to our affairs. We also engage a number of consultants.

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

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are listed on the OTC- Pink Sheets under the trading symbol “AVRN”. The first trade of our stock was on April 23, 2013.

Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. The following table presents the high and low bid price for our common stock for the periods indicated:

Fiscal Quarter	High	Low
First Quarter (February 1, 2017– April 30, 2017)	$0.034	$0.012
Second Quarter May 1, 2017– July 31, 2017)	$0.030	$0.013
Third Quarter (August 1, 2017– October 31, 2017)	$0.38	$0.011
Fourth Quarter (November 1, 2017– January 31, 2018)	$0.10	$0.011

Holders

As of January, 2019, there were 30 holders of record of our common stock. As of such date, 63,397,067 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended January 31, 2018.

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

Overview

We were incorporated on December 1, 2010 under the laws of the State of Nevada. Our principal executive offices are located at Plaza Compostela 4D2, Av. John F Kennedy, Ensanche Paraiso, Santo Domingo, Dominican Republic. Our telephone number is. Our fiscal year end is January 31.

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

Beyond 2018 and with the user base expected, we would hope to reduce our dependence on other providers for exchange and services, and start to provide those services ourselves, thereby increasing margins and ensuring that Avra is completely independent of other providers.

Results of Operations

Our operating expenses for the years ended January 31, 2018 and 2017 are summarized as follows:

	Year Ended	Year Ended
	January 31, 2018	January 31, 2017
General and Administrative Gain on forgiveness of debt	$ 90,906 (21,632)	$ 62,909 -

Interest Expense	14,549	13,256

Net Loss	$ 83,823	$ 76,165

Revenue

We have not generated any revenues since our inception.

General and Administrative

In the year ended January 31, 2018, we incurred net loss of $83,823 compared to $76,165 in the year ended January 31, 2017. Our net loss increased $7,658 from January 31, 2017 to January 31, 2018 primarily as a result of increase in consulting and professional fees and general and administrative fees incurred in the year ended January 31, 2018.

Liquidity and Capital Resources

Working Capital

	At	At
	January 31, 2018	January 31, 2017
Current assets	$ -	$ 600
Current liabilities	646,508	563,285

Working capital (deficit)	$ (646,508)	$ (562,685)

Our total current assets as of January 31, 2018 were $0 and as of January 31, 2017 were $600. Our total current liabilities as of January 31, 2018 were $646,508 as compared to total current liabilities of $563,285 as of January 31, 2017. The increase was primarily due to an increase Notes payable of $40,000 and an increase of $44,742 in related party payables, for a total related party payables of $159,781.

Cash Flows

	At	At
	January 31, 2018	January 31, 2017
Cash flows used in operating activities	$ (40,000)	$ (7)
Net cash used in investing activities	-	-
Cash flows provided by financing activities	40,000	-

Net increase (decrease) in cash during year	$ -	$ (7)

Operating Activities

Cash used in operating activities increased $39,993 from $7 to $40,000 due to the increase in consulting fees and general and administrative expenses during the current year.

Investing Activities

We did not use any cash for investing activities during the years ended January 31, 2018 and 2017.

Financing Activities

The $40,000 increase in cash provided by financing activities during the year ended January 31, 2018 was primarily due to higher levels of financing being obtained in the current year compared to proceeds of $0 during the year ended January 31, 2017.

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the year ended January 31, 2018. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our final test procedures and the customer’s acceptance. Our company has not made any sales as of January 31, 2018.

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

Item 8.           Financial Statements and Supplementary Data

Avra Inc.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Avra, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Avra, Inc. (the "Company") as of January 31, 2018, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor Since 2018

Lakewood, CO

January 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Avra Inc.
Santo Domingo, Dominican Republic

We have audited the accompanying consolidated balance sheet of Avra Inc. as of January 31, 2017, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  Avra Inc’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avra Inc. as of January 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Avra Inc, will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, Avra Inc. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
December 12, 2017

AVRA INC.
BALANCE SHEETS

	January 31,	January 31,
	2018	2017

ASSETS

Current assets:
Cash	$ -	$ -
Prepaid expenses	$ -	$ 600
Total Current Assets	-	600
Total assets	-	600

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	109,752	162,804
Accounts Payable-Related Party	159,781	115,039
Accrued Interest	46,533	-
Notes Payable	214,946	169,946
Stock Payable	115,496	115,496
Total liabilities	646,508	563,285

Stockholders' deficit:
Preferred Stock Authorized 100,000,000 Par Value $0.00001
As of January 31, 2018 and January 31, 2017	-	-
Common stock; authorized 300,000,000; 63,397,094 shares at $0.00001 par value
As of January 31, 2018 and January 31, 2017	634	634
Additional Paid in Capital	194,062	194,062
Deficit accumulated	(841,204)	(757,381)
Total stockholders' deficit	(646,508)	(562,685)

Total liabilities and stockholders' equity	$ -	$ 600

The accompanying notes are an integral part of these financial statements

AVRA INC.
STATEMENTS OF OPERATIONS

	For the Year Ended January 31, 2018	For the Year Ended January 31, 2017

Operating Expenses:

General and administrative	$ 90,906	$ 62,909
Total Operating Expenses	90,906	62,909

Loss from Operations	$ (90,906)	$ (62,909)

Other income (expense)
Gain on Forgiveness of Debt	(21,632)
Interest Expense, net	14,549	13,256
Total other income (expense)	$ (7,083)	$ -

Net loss for the period	$ (83,823)	$ (76,165)

Net loss per share:
Basic and diluted	$ -	$ -

Weighted average number of shares outstanding:
Basic and diluted	63,397,067	63,397,067

The accompanying notes are an integral part of these financial statements

	AVRA INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Common Stock				Total
	Number of		Additional Paid	Accumulated	Shareholders'
	Shares	Par Value	in Capital	Deficit	Deficit

BALANCE JANUARY 31, 2016	63,397,067	$ 634	$ 194,062	$ (681,216)	$ (486,520)
Net Loss	-	-	-	(76,165)	(76,165)
BALANCE JANUARY 31, 2017	63,397,067	$ 634	$ 194,062	$ (757,381)	$ (562,685)
Net Loss	-	-		(83,823)	(83,823)
BALANCE JANUARY 31, 2018	63,397,067	$ 634	$ 194,062	$ (841,204)	$ (646,508)

The accompanying notes are an integral part of these financial statements

AVRA INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended January 31, 2018	For the Year Ended January 31, 2017

Cash flow from operating activities:
Net loss	$ (83,823)	$ (76,165)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued Interest	14,549	13,256
Changes in operating assets and liabilities:
Prepaid Expenses	600.00	-
Accounts Payable - Related Party	44,742	-
Accounts Payable	(16,068)	62,902
Net Cash Used in Operating activities	$ (40,000)	$ (7)

Cash flows from financing activities:
Proceeds from Notes Payable	40,000	-
Net cash provided by financing activities	40,000	-

Decrease in cash during the period	-	(7)

Cash, beginning of period	-	7

Cash, end of period	$ -	$ -

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$ -	$ -
Interest	$ -	$ -

Supplemental disclosure of non-cash operating activities:
Cash paid during the period
Gain on forgiveness of debt	$ (21,632)	$ -

The accompanying notes are an integral part of these financial statements

Avra, Inc.

Notes to the Financial Statements

Note 1 - Organization and Operations

Nature of Business and Continuance of Operations

Avra Inc. (the “Company”) was incorporated in the State of Nevada on December 1, 2010. The Company, is focused on solutions in the cryptocurrency and digital currency markets, particularly in offering payment solutions to businesses worldwide. The Company also has a business in marketing and distributing of Smart TV boxes to home consumers throughout the United States. Smart TV boxes are hardware devices that allow consumers to combine all of the benefits of the Internet with the large size and high definition capabilities of TV screens; however, this is not the Company’s focus.

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of January 31, 2018, the Company has working capital deficit of $644,218 and has an accumulated deficit totaling $838,914 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f) Loss Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At January 31, 2018, the Company has no potentially dilutive securities outstanding.

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

The Company will recognize revenue according to  Topic 606 in a manner that reasonably reflects the delivery of its services and products to customers in return for expected consideration and includes the following elements:

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

The Company has not made any sales as of January 31, 2018.

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

k) Subsequent Events

The Company’s management reviewed all material events from January 31, 2018, through the issuance date of these financial statements for disclosure consideration.

l) Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. This standard has no material effect on our financial statements

In March 2016, the FASB issued an ASU amending the accounting for stock-based compensation and requiring excess tax benefits and deficiencies to be recognized as a component of income tax expense rather than equity. This guidance also requires excess tax benefits to be presented as an operating activity on the statement of cash flows and allows an entity to make an accounting policy election to either estimate expected forfeitures or to account for them as they occur. The ASU is effective for reporting periods beginning after December 15, 2016, with early adoption permitted, this standard has no material effect on our financial statements.

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

As of January 31, 2018, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements to have a material impact on the Company’s CFS.

Note 3 – Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $841,204 at January 31, 2018, a net loss of $83,823 and net cash used in operating activities of $40,000 for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4- Notes Payable

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000.  The loan is unsecured, bears interest at 8% per annum and payable on August 1, 2014. The loan agreement has been amended when the loan amount was increased to $75,000 with an extension of the maturity date to August 1, 2015. As of January 31, 2018, the maturity date has not been extended and the loan is due on demand. As of January 31, 2018, the note holder has provided a total $69,946 to the Company. As of January 31, 2018 no payments have been made to the note holder.

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

On February 3, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of $25,000. Subsequently, the loan was amended to increase the principal balance to $100,000. The loan bears interest at 7.5% per annum and is due on demand. As of January 31, 2018, the note holder has provided $100,000 to the Company. As of January 31, 2018 no payments have been made to the note holder.

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

On May 9, 2017, The Company entered into a promissory note for 5,000. The note carries an annual interest rate of 8% with a maturity date of May 9, 2018. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date. It should also be noted that this Note is also a reclassification from an advance payable to a note payable. As of January 31,

2018, the note holder has provided a total $5,000 to the Company. As of January 31, 2018 no payments have been made to the note holder.

On August 14, 2017, the Company entered into a convertible note in the principal amount of $20,000, with an unrelated third party. The note carries an annual interest rate of 8% with a maturity date of September 28, 2018. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date.

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

Note 6- Gain on Forgiveness of Debt

During the year ended January 31, 2018 four unrelated party vendors representing an aggregate total of $21,632 have agreed to write off the amounts owing to them, creating a reduction in accounts payable and a gain in the Statements of Operations.

Note 7 - Related Party Transaction

As of January 31, 2018, the Company is indebted to Stephen Shepherd, CEO of the Company for $159,781. This amount represents non-interest bearing advances payable of $11,418 and unpaid Management fees of $143,363. During the year ended January 31, 2018, the Company expensed $60,000 of management fees to the CEO of the Company and paid him an aggregate total of $15,250.

Note 8 - Stockholders’ Deficit

The Company’s authorized capital consisted of 300,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

Note 9 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported and there were no reportable events.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer). We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2017. Based upon the evaluation of our disclosure controls and procedures as of the January 31, 2017, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed
Stephen Shepherd	President, Chief Executive Officer, Chief Financial Officer, and Director	36	May 30, 2014
Xiaojian Lu	Secretary and Chief Marketing Officer	31	May 30, 2014

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended January 31, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statues and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

a) our principal executive officer;

b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2018 and 2017; and

c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2018 and 2017;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Fiscal Year Ended 6/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Shepard. President, CEO, Treasurer and Director	2018	60,00	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	60,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Xiaojian Lu, Secretary and Director	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception. We do not have any stock option plans.

Employment Agreements

We have not entered into any employment agreements with our executive officers.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to January 31, 2017. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our board of directors or by any compensation committee that may be established.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 31, 2018, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 31, 2017. As of January 31, 2018, there were 63,397,067 shares of our company’s common stock issued and outstanding. Unless otherwise stated, the address of the shareholder is c/o Avra Inc., Plaza Compostela 4D2, Av. John F Kennedy, Ensanche Paraiso, Santo Domingo, Dominican Republic.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Stephen Shepherd	35,333,333	55.73%
Xiaojian Lu	0	-
Directors and Executive Officers as a Group (2 persons)	35,333,333	55.73%

Item 13.     Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended January 31, 2018 and 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	January 31, 2018 $	January 31, 2017 $
Audit Fees	9,500	9,500
Audit Related Fees		-
Tax Fees		-
All Other Fees		-
Total	9,500	9,500

On February 27, 2018, Avra, Inc. (the “Company”) dismissed GBH CPAs, PC as its independent registered public accounting firm.

GBH CPAs, PC’s report on the Company’s financial statements for the fiscal years ended January 31, 2017 and January 31, 2016 contained an opinion on the uncertainty of the Company to continue as a going concern because of the Company’s need to raise additional working capital to service its debt and for its planned activity.

Other than as disclosed in Item 4.01(a)(ii) GBH CPAs, PC’s report on the financial statements for either of the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, disclaimer of opinion, modification, or qualification in accordance with 304(a)(1)(ii) of Regulation S-K.

The Company’s Board of Directors approved the decision to change its independent registered public accounting firm.

During the fiscal years ended January 31, 2017 and January 31, 2016, and the subsequent interim periods and further through the date of dismissal of, there have been no disagreements with GBH CPAs, PC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement if not resolved to the satisfaction of, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their report on the Company’s financial statements for such years; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended January 31, 2017 and January 31, 2016, and further through the date of dismissal of GBH CPAs, PC , GBH CPAs, PC  did not advise the Company on any matter set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K.

The Company dismissed GBH CPAs, PC as a decision by Management.

Engagement of New Independent Registered Public Accounting Firm

On February 27, 2018 the Company engaged (“BF Borgers CPA, PC) as our new independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending January 31, 2018. During the past two fiscal years and the subsequent interim periods preceding the engagement, the Company did not consult with  BF Borgers CPA, PC regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by BF Borgers CPA, PC concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304 (a)(1)(v) of Regulation S-K.

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

AVRA INC.
(Registrant)
Dated: January 28 , 2019	/s/ Stephen Shepherd
Stephen Shepherd
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)