Form 10-Q
period 2018-04-30
AVRA INC.
filed 2019-02-04
CIK 1552164

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

Yes [ ]  No [ X ]

1 | Page

At February 1, 2019, the number of shares of the Registrant’s common stock outstanding was 63,397,067.

2 | Page

3 | Page

AVRA INC.
BALANCE SHEETS

	April	January
	30, 2018	31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash	$ -	$ -
Total Current Assets	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	101,802	109,752
Accounts Payable-Related Party	176,031	159,781
Accrued Interest	50,790	46,533
Notes Payable	233,446	214,946
Stock Payable	115,496	115,496
Total liabilities	677,565	646,508

Stockholders' deficit:
Preferred Stock Authorized 100,000,000 Par Value $0.00001
As of April 30, 2018 and January 31, 2018	-	-
Common stock; authorized 300,000,000; 63,397,067 shares at $0.00001 par value
As of April 30, 2018 and January 31, 2018	634	634
Additional Paid in Capital	194,062	194,062
Deficit accumulated	(872,261)	(841,204)
Total stockholders' deficit	(677,565)	(646,508)

Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements

4 | Page

AVRA INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30, 2018	Three Months Ended April 30, 2017

Operating Expenses:

General and administrative	$ 28,800	$ 15,000
Total Operating Expenses	28,800	15,000

Loss from Operations	$ (28,800)	$ (15,000)

Other (income) expense
Gain on Forgiveness of Debt	(2,000)	-
Interest Expense, net	4,257	3,274
Total other (income) expense	$ 2,257	$ -

Net loss for the period	$ (31,057)	$ (18,274)

Net loss per share:
Basic and diluted	$ -	$ -

Weighted average number of shares outstanding:
Basic and diluted	63,397,067	63,397,067

The accompanying notes are an integral part of these unaudited condensed financial statements

5 | Page

AVRA INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended April 30, 2018	Three Months Ended April 30, 2017

Cash flow from operating activities:
Net loss	$ (31,057)	$ (18,274)
Adjustment to reconcile net loss to net cash used in operating activities
Accrued Interest	4,257	3,274
Changes in operating assets and liabilities:
Accounts Payable and Accrued Liabilities	(7,950)	-
Accounts Payable-Related Party	16,250	15,000
Net Cash (Used) in Operating activities	$ (18,500)	$ -

Cash flows from financing activities:
Proceeds from Notes Payable	18,500	-
Net cash provided by financing activities	$ 18,500	$ -

Decrease in cash during the period	-	-

Cash, beginning of period	-	-

Cash, end of period	$ -	$ -

Supplemental disclosure of cash flow information:
Cash paid during the period
Taxes	$ -	$ -
Interest	$ -	$ -

Supplemental disclosure of non-cash operating activities:
Cash paid during the period
Gain on forgiveness of debt	$ (2,000)	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements

6 | Page

Avra Inc.

Notes to the Condensed Financial Statements

For the Three Months Ended April 30, 2018 and 2017

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of April 30, 2018, the Company has working capital deficit of $677,565 and has an accumulated deficit totaling $872,261 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f) Loss Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At April 30, 2018, the Company has no potentially dilutive securities outstanding.

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

The Company will recognize revenue according to Topic 606 in a manner that reasonably reflects the delivery of its services and products to:

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

8 | Page

The Company has not made any sales as of April 30, 2018.

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

k) Subsequent Events

The Company’s management reviewed all material events from April 30, 2018, through the issuance date of these financial statements for disclosure consideration.

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

As of April 30, 2018, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements to have a material impact on the Company’s CFS.

Note 3 – Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $872,261 at April 30, 2018, a net loss of $31,057 and net cash used in operating activities of $18,500 for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Notes Payable

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000.  The loan is unsecured, bears interest at 8% per annum and payable on August 1, 2014. The loan agreement has been amended when the loan amount was increased to $75,000 with an extension of the maturity date to August 1, 2015. As of April 30, 2018, the maturity date has not been extended and the loan is due on demand. As of April 30, 2018, the note holder has provided $69,946 to the Company. As of April 30, 2018 no payments have been made to the note holder

On June 5, 2017 the Company and Note Holder amended the original promissory note by executing a new convertible promissory note with the Note Holder in the principal amount of $69.946 plus accrued interest that provides an interest rate of 8% per annum and a maturity date of June 5, 2018. The note also provides a conversion feature allowing the note holder to convert principal and or accrued interest at a fixed rate of $0.005 per share. The Note also, provides for a default interest rate of 20% if the note is unpaid past the maturity date.

On February 3, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of $25,000. Subsequently, the loan was amended to increase the principal balance to $100,000.

The loan bears interest at 7.5% per annum and is due on demand. As of April 30, 2018, the note holder has provided $100,000 to the Company. As of April 30, 2018 no payments have been made to the note holder

10 | Page

On July 17, 2017 the Company and Note Holder amended the original promissory note by executing a new convertible promissory note with the Note Holder in the principal amount of $100,000 plus accrued interest that provides an interest rate of 8% per annum and a maturity date of July 17, 2018. The note also provides a conversion feature allowing the note holder to convert principal and or accrued interest at a fixed rate of $0.005 per share. The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date.

On May 9, 2017 the Company executed a convertible promissory note with an unrelated third party in the amount of $5,000 that provides an interest rate of 8% per annum and a maturity date of May 9, 2018. The note also provides a conversion feature allowing the note holder to convert principal and or accrued interest at a fixed rate of $0.005 per share. The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date. It should be noted that this is a reclassification from an advance payable to a note payable. As of April 30, 2018, the note holder has provided a total $5,000 to the Company. As of April 30, 2018 no payments have been made to the note holder.

On August 14, 2017, the Company entered into a convertible note in the principal amount of $20,000, with an unrelated third party. The note carries an annual interest rate of 8% with a maturity date of August 14, 2018. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date. As of April 30, 2018 no payments have been made to the note holder

On November 1, 2017, the Company entered into a convertible note in the principal amount of $20,000, with an unrelated third party. The note carries an annual interest rate of 8% with a maturity date of October 31, 2018. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date. As of April 30, 2018 no payments have been made to the note holder.

During the three month period ended April 30, 2018, the Company entered into a convertible note in the principal amount of $18,500, with an unrelated third party. The note carries an annual interest rate of 8% with a maturity date of April 10, 2019. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date. As of April 30, 2018 no payments have been made to the note holder

Note 5 – Stock Payable

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

As of April 30, 2018, the Company paid $10,500 and issued 0 shares to the consultant, $42,000 and $115,496 has been accrued in accounts payable and stock payable, respectively.

Note 6- Gain on Forgiveness of Debt

11 | Page

During the three month ended April 30, 2018 the Company’s former independent Auditor agreed to reduce the amount owing to them by $2,000, creating a reduction in accounts payable of $2,000 and a gain in the Statements of Operations.

_

Note 7 - Related Party Transactions

As of April 30, 2018, the Company is indebted to Stephen Shepherd, CEO of the Company for $176,031. This amount represents non-interest bearing advances payable of $12,660 and unpaid Management fees of $163,371. During the quarter ended April 30, 2018, the Company expensed $15,000 of Management fees to the CEO of the Company and paid $0 of his outstanding debt.

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

12 | Page

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

Results of Operations for Nine Months Ended April 30, 2018 and 2017

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the three months ended April 30, 2018 and 2017 are summarized as follows:

	At April 30, 2018	At April 30, 2017
General and administrative	$28,800	$15,000
Gain on forgiveness of debt Interest expense	(2,000) 4,257	- 3,274
Working capital (deficit)	$(31,057)	$(18,274)

In the three month period ended April 30, 2017, we incurred $15,000 in general and administrative expenses, compared to $27,800 in the three month period ended April 30, 2018 primarily as a result of an increase in operating costs.

Other Income/Expenses

 In the three-month period ended April 30, 2017, we incurred interest expense of $3,274 compared to $4,257 in the three month period ended April 30, 2018. The increase was primarily due to increase in note payables

Net Loss

In the three months ended April 30, 2017, we incurred net loss of $18,274 compared to $31,057 in the three months ended April 30, 2018.

Liquidity and Financial Condition

Working Capital

	At April 30, 2018	At January 31, 2018
Current assets	$-	$-

13 | Page

Current liabilities	677,565	646,508
Working capital (deficit)	$(677,565)	$(646,508)

Our total current assets as of April 30, 2018 and January 31, 2018 were $0. Our total current liabilities as of April 30, 2018 were $677,565 as compared to total current liabilities of $646,508 as of January 31, 2018. The increase in current liabilities was attributed to an increase in notes payable, accounts payable – related party and accrued interest.

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

Going Concern

The independent auditors' review report accompanying our January 31, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required

14 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended April 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

15 | Page

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

Avra Inc.
Dated: February 1, 2019	By: /s/ Stephen Shepherd Stephen Shepherd, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

16 | Page