Form 10-Q
period 2018-07-31
AVRA INC.
filed 2019-02-04
CIK 1552164

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

Yes [ ]  No [ X ]

1 | Page

At February 1, 2019 the number of shares of the Registrant’s common stock outstanding was 63,397,067.

2 | Page

3 | Page

AVRA INC.
BALANCE SHEETS

	July	January
	31, 2018	31, 2018
	(Unaudited)
ASSETS

Current assets:
Cash	$ -	$ -
Total Current Assets	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	102,102	109,752
Accounts Payable-Related Party	191,031	159,781
Accrued Interest	56,897	46,533
Notes Payable	233,446	214,946
Stock Payable	115,496	115,496
Total liabilities	698,972	646,508

Stockholders' deficit:
Preferred Stock Authorized 100,000,000 Par Value $0.00001
As of July 31, 2018 and January 31, 2018	-	-
Common stock; authorized 300,000,000; 63,397,067 shares at $0.00001 par value
As of July 31, 2018 and January 31, 2018	634	634
Additional Paid in Capital	194,062	194,062
Accumulated Deficit	(893,668)	(841,204)
Total stockholders' deficit	(698,972)	(646,508)

Total liabilities and stockholders' deficit	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements

4 | Page

AVRA INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31, 2018	Three Months Ended July 31, 2017	Six Months Ended July 31, 2018	Six Months Ended July 31, 2017

Operating Expenses:

General and administrative	$ 15,300	$ 22,600	$ 44,100	$ 37,600
Total Operating Expenses	15,300	22,600	44,100	37,600

Loss from Operations	$ (15,300)	$ (22,600)	$ (44,100)	$ (37,600)

Other Expenses
Gain on forgiveness of debt	-	-	(2,000)	-
Interest Expense, net	6,107	3,375	10,364	6,649
Total other income (expense)	6,107	-	8,364	-

Net loss for the period	$ (21,407)	$ (25,975)	$ (52,464)	$ (44,249)

Net loss per share:
Basic and diluted	$ -	$ -	$ -	$ -

Weighted average number of shares outstanding:
Basic and diluted	63,397,067	63,397,067	63,397,067	63,397,067

The accompanying notes are an integral part of these unaudited condensed financial statements

5 | Page

AVRA INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended July 31, 2018	Six Months Ended July 31, 2017

Cash flow from operating activities:
Net loss	$ (52,464)	$ (44,249)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued Interest	10,364	4119
Changes in operating assets and liabilities:
Prepaid expenses	-	600
Accounts Payable	(7,650)	4,538
Accounts Payable-related party	31,250	29,992
Net Cash (Used) in Operating activities	$ (18,500)	$ (5,000)

Cash flows from financing activities:
Proceeds from note payable	18,500	5,000
Net cash provided by financing activities	$ 18,500	$ 5,000

Decrease in cash during the period	-	-

Cash, beginning of period	-	-

Cash, end of period	$ -	$ -

Supplemental disclosure of cash flow information:
Cash paid during the period
Gain on Forgiveness of Debt	$ (2,000)	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements

6 | Page

Avra Inc.

Notes to the Condensed Financial Statements

For the Three Months Ended July 31, 2018 and 2017

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of July 31, 2018, the Company has working capital deficit of $698,972 and has an accumulated deficit totaling $693,668 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f) Loss Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At July 31, 2018, the Company has no potentially dilutive securities outstanding.

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

8 | Page

The Company has not made any sales as of July 31, 2018.

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

k) Subsequent Events

The Company’s management reviewed all material events from July 31, 2018, through the issuance date of these financial statements for disclosure consideration.

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

As of July 31, 2018, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements to have a material impact on the Company’s CFS.

Note 3 – Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $893,668 at July 31, 2018, a net loss of $21,407 and net cash used in operating activities of $18,500 for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Notes Payable

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000.  The loan is unsecured, bears interest at 8% per annum and payable on August 1, 2014. The loan agreement has been amended when the loan amount was increased to $75,000 with an extension of the maturity date to August 1, 2015. As of July 31, 2018, the maturity date has not been extended and the loan is due on demand. As of July 31, 2018, the note holder has provided $69,946 to the Company. As of July 31, 2018 no payments have been made to the note holder

On June 5, 2017 the Company and Note Holder amended the original promissory note by executing a new convertible promissory note with the Note Holder in the principal amount of $69.946 plus accrued interest that provides an interest rate of 8% per annum and a maturity date of June 5, 2018. The note also provides a conversion feature allowing the note holder to convert principal and or accrued interest at a fixed rate of $0.005 per share. The Note also, provides for a default interest rate of 20% if the note is unpaid past the maturity date.

On February 3, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of $25,000. Subsequently, the loan was amended to increase the principal balance to $100,000.

The loan bears interest at 7.5% per annum and is due on demand. As of July 31, 2018, the note holder has provided $100,000 to the Company. As of July 31, 2018 no payments have been made to the note holder

On July 17, 2017 the Company and Note Holder amended the original promissory note by executing a new convertible promissory note with the Note Holder in the principal amount of $100,000 plus accrued interest that provides an interest rate of 8% per annum and a maturity date of July 17, 2018. The note also provides a conversion feature allowing the note holder to convert principal and or accrued interest at a fixed rate of $0.005 per share. The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date.

10 | Page

On May 9, 2017 the Company executed a convertible promissory note with an unrelated third party in the amount of $5,000 that provides an interest rate of 8% per annum and a maturity date of May 9, 2018. The note also provides a conversion feature allowing the note holder to convert principal and or accrued interest at a fixed rate of $0.005 per share. The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date. It should be noted that this is a reclassification from an advance payable to a note payable. As of July 31, 2018, the note holder has provided a total $5,000 to the Company. As of July 31, 2018 no payments have been made to the note holder.

On August 14, 2017, the Company entered into a convertible note in the principal amount of $20,000, with an unrelated third party. The note carries an annual interest rate of 8% with a maturity date of August 14, 2018. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date. As of July 31, 2018 no payments have been made to the note holder

On November 1, 2017, the Company entered into a convertible note in the principal amount of $20,000, with an unrelated third party. The note carries an annual interest rate of 8% with a maturity date of October 31, 2018. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date. As of July 31, 2018 no payments have been made to the note holder.

During the three month period ended July 31, 2018, the Company entered into a convertible note in the principal amount of $18,500, with an unrelated third party. The note carries an annual interest rate of 8% with a maturity date of April 10, 2019. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date. As of July 31, 2018 no payments have been made to the note holder

Note 5 – Stock Payable

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

As of July 31, 2018, the Company paid $10,500 and issued 0 shares to the consultant, $42,000 and $115,496 has been accrued in accounts payable and stock payable, respectively.

Note 6- Gain on Forgiveness of Debt

During the six month period ended July 31, 2018 the Company’s former independent Auditor agreed to reduce the amount owing to them by $2,000, creating a reduction in accounts payable of $2,000 and a gain in the Statements of Operations.

Note 7 - Related Party Transactions

11 | Page

As of July 31, 2018, the Company is indebted to Stephen Shepherd, CEO of the Company for $191,031. This amount represents non-interest bearing advances payable of $12,660 and unpaid Management fees of $178,371. During the quarter ended July 31, 2018, the Company expensed $15,000 of Management fees to the CEO of the Company and paid $0 of his outstanding debt.

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

12 | Page

Results of Operations for Six Months Ended July 31, 2018 and 2017

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the three months ended July 31, 2018 and 2017 are summarized as follows:

	At July 31, 2018	At July 31, 2017
General and administrative	$15,300	$22,600
Interest expense	6,107	3,375
Working capital (deficit)	$(21,407)	$(25,975)

In the three month period ended July 31, 2017, we incurred $22,600 in general and administrative expenses, compared to $15,300 in the three month period ended July 31, 2018 primarily as a result of a decrease in operating costs.

In the six month period ended July 31, 2017, we incurred $37,600 in general and administrative expenses, compared to $44,100 in the six month period ended July 31, 2018 primarily as a result of an increase in operating costs.

Other Income/Expenses

 In the three-month period ended July 31, 2017, we incurred interest expense of $3,375 compared to $6,107 the three month period ended July 31, 2018. The increase was primarily due to increase in note payables and a higher interest rate in note payables.

 In the six-month period ended July 31, 2017, we incurred interest expense of $6,649 compared to $10,364 in the six month period ended July 31, 2018. The increase was primarily due to an increase in interest rate of note payables

Net Loss

In the three months ended July 31, 2017, we incurred net loss of $25,975 compared to $21,407 in the three months ended July 31, 2018.

In the six months ended July 31, 2017, we incurred net loss of $44,249 compared to $52,464 in the six months ended July 31, 2018.

Liquidity and Financial Condition

Working Capital

13 | Page

	At July 31, 2018	At January 31, 2018
Current assets	$-	$-
Current liabilities	698,972	646,508
Working capital (deficit)	$(698,972)	$(646,508)

Our total current assets as of July 31, 2018 and January 31, 2018 were $0. Our total current liabilities as of July 31, 2018 were $698,972 as compared to total current liabilities of $646,508 as of January 31, 2018. The increase in current liabilities was attributed to an increase in notes payable, accounts payable – related party and accrued interest.

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

14 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended July 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

15 | Page

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