Form 10-Q
period 2018-10-31
AVRA INC.
filed 2019-02-04
CIK 1552164

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

2 | Page

3 | Page

AVRA INC.
CONDENSED BALANCE SHEETS

	October	January
	31, 2018 (Unaudited)	31, 2018
ASSETS

Current assets:
Cash	$ -	$ -
Prepaid Expenses		-
Total Current Assets	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	110,032	109,752
Accounts Payable-Related Party	206,031	159,781
Accrued Interest	65,738	46,533
Notes Payable	244,296	214,946
Stock Payable	115,496	115,496
Total liabilities	741,593	646,508

Stockholders' deficit:
Preferred Stock Authorized 100,000,000 Par Value $0.00001
As of October 31, 2018 and January 31, 2018	-	-
Common stock; authorized 300,000,000; 63,397,067 shares at $0.00001 par value
As of October 31, 2018 and January 31, 2018	634	634
Additional Paid in Capital	194,062	194,062
Accumulated Deficit	(936,289)	(841,204)
Total stockholders' deficit	(741,593)	(646,508)

Total liabilities and stockholders' equity	$ -	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements

4 | Page

AVRA INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31, 2018	Three Months Ended October 31, 2017	Nine Months Ended October 31, 2018	Nine Months Ended October 31, 2017

Operating Expenses:

General and administrative	$ 33,780	$ 20,550	$ 77,880	$ 58,150
Total Operating Expenses	33,780	20,550	77,880	58,150

Loss from Operations	$ (33,780)	$ (20,550)	$ (77,880)	$ (58,150)

Other (Income) Expenses:
Gain on forgiveness of debt	-	-	(2,000)	-
Interest Expense, net	8,841	3,747	19,205	10,396
Total other (income) expense	8841	3,747	17,205	10,396

Net loss for the period	$ (42,621)	$ (24,297)	$ (95,085)	$ (68,546)

Net loss per share:
Basic and diluted	$ -	$ -	$ -	$ -

Weighted average number of shares outstanding:
Basic and diluted	63,397,067	63,397,067	63,397,067	63,397,067

The accompanying notes are an integral part of these unaudited condensed financial statements

5 | Page

AVRA INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended October 31, 2018	Nine Months Ended October 31, 2017

Cash flow from operating activities:
Net loss	$ (95,085)	$ (68,546)
Adjustment to reconcile net loss to net cash used in operating activities:
Accrued Interest	19,205	7,866
Changes in operating assets and liabilities:
Prepaid expenses	-	600
Accounts Payable	280	(4,662)
Accounts Payable-related party	46,250	39,742
Net Cash Used in Operating activities	$ (29,350)	$ (25,000)

Cash flows from financing activities:
Proceeds from note payable	29,350	25,000
Net cash provided by financing activities	$ 29,350	$ 25,000

Decrease in cash during the period	-	-

Cash, beginning of period	-	-

Cash, end of period	$ -	$ -

Supplemental disclosure of cash flow information:
Cash paid during the period
Gain on forgiveness of debt	$ (2,000)	$ -

6 | Page

Avra Inc.

Notes to the Condensed Financial Statements

For the Nine Months Ended October 31, 2018 and 2017

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of October 31, 2018, the Company has working capital deficit of $741,593 and has an accumulated deficit totaling $936,289 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f) Loss Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At October 31, 2018, the Company has no potentially dilutive securities outstanding.

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

The Company has not made any sales as of October 31, 2018.

i) Income Taxes

8 | Page

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

k) Subsequent Events

The Company’s management reviewed all material events from October 31, 2018, through the issuance date of these financial statements for disclosure consideration.

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

9 | Page

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

As of October 31, 2018, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements to have a material impact on the Company’s CFS.

Note 3 – Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $936,289 at October 31, 2018, a net loss of $42,621 and net cash used in operating activities of $29,350 for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Notes Payable

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000.  The loan is unsecured, bears interest at 8% per annum and payable on August 1, 2014. The loan agreement has been amended when the loan amount was increased to $75,000 with an extension of the maturity date to August 1, 2015. As of October 31, 2018, the maturity date has not been extended and the loan is due on demand. As of October 31, 2018, the note holder has provided $69,946 to the Company. As of October 31, 2018 no payments have been made to the note holder

On June 5, 2017 the Company and Note Holder amended the original promissory note by executing a new convertible promissory note with the Note Holder in the principal amount of $69.946 plus accrued interest that provides an interest rate of 8% per annum and a maturity date of June 5, 2018. The note also provides a conversion feature allowing the note holder to convert principal and or accrued interest at a fixed rate of $0.005 per share. The Note also, provides for a default interest rate of 20% if the note is unpaid past the maturity date.

On February 3, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of $25,000. Subsequently, the loan was amended to increase the principal balance to $100,000.

The loan bears interest at 7.5% per annum and is due on demand. As of October 31, 2018, the note holder has provided $100,000 to the Company. As of October 31, 2018 no payments have been made to the note holder

On July 17, 2017 the Company and Note Holder amended the original promissory note by executing a new convertible promissory note with the Note Holder in the principal amount of $100,000 plus accrued interest that provides an interest rate of 8% per annum and a maturity date of July 17, 2018. The note also provides a conversion feature allowing the note holder to convert principal and or accrued interest at a fixed rate of $0.005 per share. The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date.

On May 9, 2017 the Company executed a convertible promissory note with an unrelated third party in the amount of $5,000 that provides an interest rate of 8% per annum and a maturity date of May 9, 2018. The note also provides a conversion feature allowing the note holder to convert principal and or accrued interest at a fixed rate of $0.005 per share. The Note also, provides for a default

10 | Page

interest rate of 15% if the note is unpaid past the maturity date. It should be noted that this is a reclassification from an advance payable to a note payable. As of October 31, 2018, the note holder has provided a total $5,000 to the Company. As of October 31, 2018 no payments have been made to the note holder.

On August 14, 2017, the Company entered into a convertible note in the principal amount of $20,000, with an unrelated third party. The note carries an annual interest rate of 8% with a maturity date of August 14, 2018. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date. As of October 31, 2018 no payments have been made to the note holder

On November 1, 2017, the Company entered into a convertible note in the principal amount of $20,000, with an unrelated third party. The note carries an annual interest rate of 8% with a maturity date of October 31, 2018. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date. As of October 31, 2018 no payments have been made to the note holder.

During the three month period ended April 30, 2018, the Company entered into a convertible note in the principal amount of $18,500, with an unrelated third party. The note carries an annual interest rate of 8% with a maturity date of April 10, 2019. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date. As of October 31, 2018 no payments have been made to the note holder

During the three month period ended October 31, 2018, the Company entered into a convertible note in the principal amount of $10,850, with an unrelated third party. The note carries an annual interest rate of 8% with a maturity date of April 10, 2019. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date. As of October 31, 2018 no payments have been made to the note holder

Note 5 – Stock Payable

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

As of October 31, 2018, the Company paid $10,500 and issued 0 shares to the consultant, $42,000 and $115,496 has been accrued in accounts payable and stock payable, respectively.

Note 6- Gain on Forgiveness of Debt

During the nine month period ended October 31, 2018 the Company’s former independent Auditor agreed to reduce the amount owing to them by $2,000, creating a reduction in accounts payable of $2,000 and a gain in the Statements of Operations.

11 | Page

Note 7 - Related Party Transactions

As of October 31, 2018, the Company is indebted to Stephen Shepherd, CEO of the Company for $206,031. This amount represents non-interest bearing advances payable of $12,660 and unpaid Management fees of $193,371. During the three month period ended October 31, 2018, the Company expensed $15,000 of Management fees to the CEO of the Company and paid $0 of his outstanding debt.

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

12 | Page

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Results of Operations for Nine Months Ended October 31, 2018 and 2017

Revenue

We have not generated any revenues since our inception.

Operating Expenses

Our operating expenses for the three months ended October 31, 2018 and 2017 are summarized as follows:

	At October 31, 2018	At October31, 2017
General and Administrative	$33,780	$20,550
Interest Expense	8,841	3,747
Total Operating Expenses	$(42,621)	$(24,297)

In the three month period ended October 31, 2017, we incurred $20,550 in general and administrative expenses, compared to $33,780in the three month period ended October 31, 2018 primarily as a result of an increase in operating costs.

In the nine month period ended October 31, 2017, we incurred $58,150 in general and administrative expenses, compared to $77,880in the Nine month period ended October 31, 2018 primarily as a result of an increase in operating costs.

Other Income/Expenses

 In the three-month period ended October 31, 2017, we incurred interest expense of $3,747 compared to $8,841 the three month period ended October 31, 2018. The increase was primarily due to increase in note payables and a higher interest rate in note payables.

 In the nine-month period ended October 31, 2017, we incurred interest expense of $10,396 compared to $19,205 in the nine month period ended October 31, 2018. The increase was primarily due to an increase in interest rate of note payables

Net Loss

In the three months ended October 31, 2017, we incurred net loss of $24,297 compared to $42,621 in the three months ended October 31, 2018.

In the nine months ended October 31, 2017, we incurred net loss of $68,546 compared to $95,085 in the nine months ended October 31, 2018.

13 | Page

Liquidity and Financial Condition

Working Capital

	At October 31, 2018	At January 31, 2018
Current assets	$-	$-
Current liabilities	741,593	646,508
Working capital (deficit)	$(741,593)	$(646,508)

Our total current assets as of October 31, 2018 and January 31, 2018 were $0. Our total current liabilities as of October 31, 2018 were $741,593 as compared to total current liabilities of $646,508 as of January 31, 2018. The increase in current liabilities was attributed to an increase in notes payable, accounts payable – related party and accrued interest.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended October 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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