Form 10-K
period 2019-01-31
AVRA INC.
filed 2019-06-21
CIK 1552164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	January 31, 2019
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]

Commission file number	333-182130

AVRA INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4789798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Plaza Compostela 4D2, Av. John F Kennedy, Ensanche Paraiso, Santo Domingo, Dominican Republic.	10126
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	1-855-290-3195

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes ¨ No X

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. There are 63,397,094 common shares issued and outstanding as of May 20, 2019.

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

Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. The following table presents the high and low bid price for our common stock for the periods indicated:

Fiscal Quarter	High	Low
First Quarter (February 1, 2018– April 30, 2018)	$0.045	$0.018
Second Quarter May 1, 2018– July 31, 2018)	$0.030	$0.014
Third Quarter (August 1, 2018– October 31, 2018)	$0.028	$0.010
Fourth Quarter (November 1, 2018– January 31, 2019)	$0.016	$0.006

Holders

As of May 20, 2019, there were 30 holders of record of our common stock. As of such date, 63,397,094 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended January 31, 2019.

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

Results of Operations

Our operating expenses for the years ended January 31, 2019 and 2018 are summarized as follows:

	Year Ended	Year Ended
	January 31, 2019	January 31, 2018
General and Administrative Gain on forgiveness of debt	$ 97,780 (17,659)	$ 90,906 (21,632)

Interest Expense	29,302	14,549

Net Loss	$ 109,423	$ 83,823

Revenue

We have not generated any revenues since our inception.

General and Administrative

In the year ended January 31, 2019, we incurred net loss of $109,423 compared to $83,823 in the year ended January 31, 2018. Our net loss increased $25,600 from January 31, 2018 to January 31, 2019 primarily as a result of increase in consulting and professional fees and general and administrative fees incurred in the year ended January 31, 2019.

Liquidity and Capital Resources

Working Capital

	At	At
	January 31, 2019	January 31, 2018
Current assets	$-	$-
Current liabilities	755,931	646,508

Working capital (deficit)	$(755,931)	$(646,508)

Our total current assets as of January 31, 2019 were $0 and as of January 31, 2018 were $0. Our total current liabilities as of January 31, 2019 were $755,931 as compared to total current liabilities of $646,508 as of January 31, 2018. The increase was primarily due to an increase Notes payable of $43,850 and an increase of $61,250 in related party payables, making a total related party payables of $221,031.

Cash Flows

	At	At
	January 31, 2019	January 31, 2018
Cash flows used in operating activities	$ (43,850)	$ (40,000)
Net cash used in investing activities	-	-
Cash flows provided by financing activities	43,850	40,000

Net increase (decrease) in cash during year	$ -	$ -

Operating Activities

Cash used in operating activities increased $3,850 from $40,000 to $43,850 due to the increase in consulting fees and general and administrative expenses during the current year.

Investing Activities

We did not use any cash for investing activities during the years ended January 31, 2019 and 2018.

Financing Activities

The $43,850 increase in cash provided by financing activities during the year ended January 31, 2019 was primarily due to increased operating costs for the Company as compared to proceeds of $40,000 during the year ended January 31, 2018.

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

Revenue Recognition

Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. No provision for discounts or rebates to customers, estimated returns and allowances or other adjustments were recognized during the year ended January 31, 2019. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of our final test procedures and the customer’s acceptance. Our company has not made any sales as of January 31, 2019.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Avra, Inc. (the "Company") as of January 31, 2019, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor Since 2018

Lakewood, CO

May 20, 2019

AVRA INC.
BALANCE SHEETS

	January	January
	31, 2019	31, 2018

ASSETS

Current assets:
Cash	$-	$-
Total Current Assets	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	84,773	109,752
Accounts Payable-Related Party	221,031	159,781
Accrued Interest	75,835	46,533
Notes Payable	258,796	214,946
Stock Payable	115,496	115,496
Total liabilities	755,931	646,508

Stockholders' deficit:
Preferred Stock; Par Value $0.00001 100,000,000 shares authorized 0 issued and outstanding
as of January 31, 2019 and 2018	-	-
Common stock; $0.00001 par value authorized 300,000,000; 63,397,094 shares issued and outstanding as of January 31, 2019 and 2018
	634	634
Additional Paid in Capital	194,062	194,062
Accumulated Deficit	(950,627)	(841,204)
Total stockholders' deficit	(755,931)	(646,508)

Total liabilities and stockholders' equity	$-	$-

The accompanying notes are an integral part of these financial statements
AVRA INC.
STATEMENTS OF OPERATIONS
	Year Ended January 31, 2019	Year Ended January 31, 2018

Operating Expenses:

General and administrative	$97,780	$90,906
Total Operating Expenses	97,780	90,906

Loss from Operations	$(97,780)	$(90,906)

Other Expenses
Gain on forgiveness of debt	17,659	21,632
Interest Expense, net	(29,302)	(14,549)
Total other income (expense)	(11,643)	(7,083)

Net loss for the period	$(109,423)	$(83,823)

Net loss per share:
Basic and diluted	$-	$-

Weighted average number of shares outstanding:
Basic and diluted	63,397,094	63,397,094

The accompanying notes are an integral part of these financial statements

	AVRA, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

		Common Stock				Total
		Number of		Additional Paid	Accumulated	Shareholders'
		Shares	Par Value	in Capital	Deficit	Equity

BALANCE JANUARY 31, 2016		63,397,067	$634	$194,062	$(681,216)	$(486,520)
	Net Loss	-	-	-	(76,165)	(76,165)
BALANCE JANUARY 31, 2017		63,397,067	$634	$194,062	$(757,381)	$(562,685)
	Net Loss	-	-	-	(83,823)	(83,823)
BALANCE JANUARY 31, 2018		63,397,067	634	194,062	(841,204)	(646,508)
	Net Loss	-	-	-	(109,423)	(109,423)
BALANCE JANUARY 31, 2019		63,397,067	634	194,062	(950,627)	(755,931)

The accompanying notes are an integral part of these financial statements

AVRA INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Year Ended January 31, 2019	Year Ended January 31, 2018

Cash flow from operating activities:
Net loss	$(109,423)	$(83,823)
Adjustments to reconcile net loss to net cash used in operating activities
Accrued Interest	29,302	14,549
Changes in operating assets and liabilities:
Prepaid expenses	-	600
Accounts Payable	(24,979)	44,742
Accounts Payable-related party	61,250	(16,068)
Net Cash Used in Operating activities	$(43,850)	$(40,000)

Cash flows from financing activities:
Proceeds from note payable	$43,850	$40,000
Net cash provided by financing activities	$43,850	$40,000

Decrease in cash during the period	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid during the period
Gain on forgiveness of debt	(17,659)	(21,632)

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As of January 31, 2019, the Company has working capital deficit of $755,931 and has an accumulated deficit totaling $950,627 since inception, and has not yet generated any revenue from operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

f) Loss Per Common Share

Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. At January 31, 2019, the Company has no potentially dilutive securities outstanding.

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

The Company has not made any sales as of January 31, 2019.

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

k) Subsequent Events

The Company’s management reviewed all material events from January 31, 2019, through the issuance date of these financial statements for disclosure consideration.

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

As of January 31, 2019, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements to have a material impact on the Company’s CFS.

Note 3 – Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the financial statements, the Company had an accumulated deficit of $950,627 at January 31, 2019, a net loss of $109,423 and net cash used in operating activities of $43,850 for the reporting period then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4- Notes Payable

On August 1, 2013, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of up to $50,000.  The loan is unsecured, bears interest at 8% per annum and payable on August 1, 2014. The loan agreement has been amended when the loan amount was increased to $75,000 with an extension of the maturity date to August 1, 2015. As of January 31, 2019, the maturity date has not been extended and the loan is due on demand. As of January 31, 2019, the note holder has provided a total $69,946 to the Company. As of January 31, 2019 no payments have been made to the note holder.

On June 5, 2017 the Company and Note Holder amended the original promissory note by executing a new convertible promissory note with the Note Holder in the principal amount of $69.946 plus accrued interest that provides an interest rate of 8% per annum and a maturity date of June 5, 2018. The note also provides a conversion feature allowing the note holder to convert principal and or accrued interest at a fixed rate of $0.005 per share. The Note also, provides for a default interest rate of 20% if the note is unpaid past the maturity date. The loan is currently in default, and interest has increased to 20% (the default rate) and no payments have been made to the note holder as January 31, 2019.

On February 3, 2015, the Company entered into a loan agreement in which the note holder agreed to provide a loan to the Company in the principal amount of $25,000. Subsequently, the loan was amended to increase the principal balance to $100,000. The loan bears interest at 7.5% per annum and is due on demand. As of January 31, 2019, the note holder has provided $100,000 to the Company. As of January 31, 2019 no payments have been made to the note holder.

On July 17, 2017 the Company and Note Holder amended the original promissory note by executing a new convertible promissory note with the Note Holder in the principal amount of $100,000 plus accrued interest that provides an interest rate of 8% per annum and a maturity date of July 17, 2018.

The note also provides a conversion feature allowing the note holder to convert principal and or accrued interest at a fixed rate of $0.005 per share. The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date. The loan is currently in default, and interest has increased to 15% (the default rate) and no payments have been made to the note holder as January 31, 2019.

On May 9, 2017, The Company entered into a promissory note for $5,000. The note carries an annual interest rate of 8% with a maturity date of May 9, 2018. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date. It should also be noted that this Note is also a reclassification from an advance payable to a note payable. As of January 31, 2019, the note holder has provided a total $5,000 to the Company. The loan is currently in default and interest has increased to 15% (the default rate) and no payments have been made to the note holder as January 31, 2019.

On August 14, 2017, the Company entered into a convertible note in the principal amount of $20,000, with an unrelated third party. The note carries an annual interest rate of 8% with a maturity date of September 28, 2018. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date. The loan is currently in default and interest has increased to 15% (the default rate) and no payments have been made to the note holder as January 31, 2019.

On November 1, 2017, the Company entered into a convertible note in the principal amount of $20,000, with an unrelated third party. The note carries an annual interest rate of 8% with a maturity date of October 31, 2018. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date. The loan is currently in default and interest has increased to 15% (the default rate) and no payments have been made to the note holder as January 31, 2019.

On April 10, 2018, the Company entered into a convertible note in the principal amount of $18,500, with an unrelated third party. The note carries an annual interest rate of 8% with a maturity date of April 10, 2019. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date.

On August 31, 2018, the Company entered into a convertible note in the principal amount of $10,850, with an unrelated third party. The note carries an annual interest rate of 8% with a maturity date of August 31, 2019. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date.

On December 27, 2018, the Company entered into a convertible note in the principal amount of $14,500, with an unrelated third party. The note carries an annual interest rate of 8% with a maturity date of December 27, 2019. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date.

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

Note 6- Gain on Forgiveness of Debt

During the year ended January 31, 2019 two unrelated party vendors representing an aggregate total of $17,659 has agreed to write off the amounts owing to them, creating a reduction in accounts payable and a gain in the Statements of Operations.

Note 7 - Related Party Transaction

As of January 31, 2019, the Company is indebted to Stephen Shepherd, CEO of the Company for $221,031. This amount represents non-interest bearing advances payable of $12,688 and unpaid Management fees of $208,343. During the year ended January 31, 2019, the Company expensed $60,000 of management fees to the CEO of the Company and paid him an aggregate total of $0.

Note 8 - Stockholders’ Deficit

The Company’s authorized capital consisted of 300,000,000 shares of common stock with a par value of $0.00001 per share and 100,000,000 shares of preferred stock with a par value of $0.00001 per share.

Note 9 – Subsequent Events

On March 25, 2019 the Company filed with FINRA a Reverse Split so that each two hundred (200) shares of common stock issued and outstanding shall, automatically and without any action on the part of the respective holders thereof, be combined and converted into one (1) share of common stock. to date the Reverse split is not effective.

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

Name	Position Held with our Company	Age	Date First Elected or Appointed
Stephen Shepherd	President, Chief Executive Officer, Chief Financial Officer, and Director	36	May 30, 2014
Xiaojian Lu	Secretary and Chief Marketing Officer	31	May 30, 2014 (Resigned August 23, 2018)

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

Xiaojian Lu, has, since June 2012, worked as the Technical Manager for Hangzhou Dianchuang Science and Technology Co. Ltd.  Prior to this Mr. Lu worked as a Technical Supervisor for Changhuatong Online Telephone Co. Ltd. from December 2009 to June 2012 and as a Division Manager for Hangzhou Youheng Internet Science Technology Co. Ltd. from May 2008 to December 2009.  Mr. Lu studied Computer Science at Zhejiang University in Hangzhou, Zhejiang Province where he received his Bachelor’s Degree.  Mr. Lu resigned all of his positions as an officer and director on August 23, 2018

Significant Employees

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

Item 11.     Executive Compensation

The particulars of the compensation paid to the following persons:

a) our principal executive officer;

b) each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended January 31, 2019 and 2018; and

c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended January 31, 2019 and 2018;

who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

Name and Principal Position	Fiscal Year Ended 6/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Shepard. President, CEO, Treasurer and Director	2019	60,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	60,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Xiaojian Lu, Secretary and Director	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Option Grants

We have not granted any options or stock appreciation rights to our named executive officers or directors since inception. We do not have any stock option plans.

Employment Agreements

We have not entered into any employment agreements with our executive officers.

Compensation of Directors

Our directors did not receive any compensation for their services as directors from our inception to January 31, 2019. We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our board of directors or by any compensation committee that may be established.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 31, 2019, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 31, 2019. As of January 31, 2019, there were 63,397,067 shares of our company’s common stock issued and outstanding. Unless otherwise stated, the address of the shareholder is c/o Avra Inc., Plaza Compostela 4D2, Av. John F Kennedy, Ensanche Paraiso, Santo Domingo, Dominican Republic.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Stephen Shepherd	35,333,333	55.73%
Xiaojian Lu	0	-
Directors and Executive Officers as a Group (2 persons)	35,333,333	55.73%

Item 13.     Certain Relationships and Related Transactions, and Director Independence

None.

Item 14.     Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal years ended January 31, 2019 and 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	January 31, 2019 $	January 31, 2018 $
Audit Fees	9,500	9,500
Audit Related Fees		-
Tax Fees		-
All Other Fees		-
Total	9,500	9,500

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

The Company dismissed GBH CPAs, PC as a decision by Management.

Engagement of New Independent Registered Public Accounting Firm

On February 27, 2018 the Company engaged (“BF Borgers CPA, PC) as our new independent registered public accounting firm to audit the Company’s financial statements for the fiscal year ending January 31, 2019. During the past two fiscal years and the subsequent interim periods preceding the engagement, the Company did not consult with  BF Borgers CPA, PC regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided to the Company by BF Borgers CPA, PC concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K or a reportable event, as that term is described in Item 304 (a)(1)(v) of Regulation S-K.

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

AVRA INC.
(Registrant)
Dated: June 21, 2019	/s/ Stephen Shepherd
Stephen Shepherd
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)