Form 10-K/A
period 2019-01-31
AVRA INC.
filed 2019-06-25
CIK 1552164

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor Since 2018

Lakewood, CO

May 25, 2019

AVRA INC.
BALANCE SHEETS

	January	January
	31, 2019	31, 2018

ASSETS

Current assets:
Cash	$ -	$ -
Total Current Assets	-	-
Total assets	-	-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	84,773	109,752
Accounts Payable-Related Party	221,031	159,781
Accrued Interest	75,835	46,533
Notes Payable	258,796	214,946
Stock Payable	115,496	115,496
Total liabilities	755,931	646,508

Stockholders' deficit:
Preferred Stock; Par Value $0.00001 100,000,000 shares authorized 0 issued and outstanding
as of January 31, 2019 and 2018	-	-
Common stock; $0.00001 par value authorized 300,000,000; 63,397,094 shares issued and outstanding as of January 31, 2019 and 2018
	634	634
Additional Paid in Capital	194,062	194,062
Accumulated Deficit	(950,627)	(841,204)
Total stockholders' deficit	(755,931)	(646,508)

Total liabilities and stockholders' equity	$ -	$ -

The accompanying notes are an integral part of these financial statements

AVRA INC.
STATEMENTS OF OPERATIONS
	Year Ended January 31, 2019	Year Ended January 31, 2018

Operating Expenses:

General and administrative	$ 97,780	$ 90,906
Total Operating Expenses	97,780	90,906

Loss from Operations	$ (97,780)	$ (90,906)

Other Expenses
Gain on forgiveness of debt	17,659	21,632
Interest Expense, net	(29,302)	(14,549)
Total other income (expense)	(11,643)	(7,083)

Net loss for the period	$ (109,423)	$ (83,823)

Net loss per share:
Basic and diluted	$ -	$ -

Weighted average number of shares outstanding:
Basic and diluted	63,397,094	63,397,094

The accompanying notes are an integral part of these financial statements

	AVRA, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

		Common Stock				Total
		Number of		Additional Paid	Accumulated	Shareholders'
		Shares	Par Value	in Capital	Deficit	Equity

BALANCE JANUARY 31, 2016		63,397,067	$634	$194,062	$(681,216)	$(486,520)
	Net Loss	-	-	-	(76,165)	(76,165)
BALANCE JANUARY 31, 2017		63,397,067	$634	$194,062	$(757,381)	$(562,685)
	Net Loss	-	-	-	(83,823)	(83,823)
BALANCE JANUARY 31, 2018		63,397,067	634	194,062	(841,204)	(646,508)
	Net Loss	-	-	-	(109,423)	(109,423)
BALANCE JANUARY 31, 2019		63,397,067	634	194,062	(950,627)	(755,931)

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

AVRA INC.
(Registrant)
Dated: May 25, 2019	/s/ Stephen Shepherd
Stephen Shepherd
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)