Form 10-K/A
period 2019-01-31
AVRA INC.
filed 2021-01-13
CIK 1552164

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	January 31, 2019
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]

Commission file number	333-182130

AVRA INC.
(Exact name of registrant as specified in its charter)

Nevada	36-4789798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Glenlake Pkwy., #650, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	1-855-290-3195

Plaza Compostela 4D2, Av. John F Kennedy, Ensanche Paraiso, Santo Domingo, Dominican Republic, 10126,

Former name, former address and formal fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes X No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

i

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

Results of Operations

Our operating expenses for the years ended January 31, 2019 and 2018 are summarized as follows:

	Year Ended	Year Ended
	January 31, 2019	January 31, 2018
General and Administrative	$97,780	$90,906
Gain on forgiveness of debt	(17,659)	(21,632)
Interest Expense	29,302	14,549

Net Loss	$109,423	$83,823

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

Liquidity and Capital Resources

Working Capital

	At	At
	January 31, 2019	January 31, 2018
Current assets	$–	$–
Current liabilities	755,931	646,508

Working capital (deficit)	$(755,931)	$(646,508)

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

Cash Flows

	At	At
	January 31, 2019	January 31, 2018
Cash flows used in operating activities	$(43,850)	$(40,000)
Net cash used in investing activities	–	–
Cash flows provided by financing activities	43,850	40,000

Net increase (decrease) in cash during year	$–	$–

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

Served as Auditor Since 2018

Lakewood, CO

May 20, 2019

AVRA INC.

BALANCE SHEETS

	January	January
	31, 2019	31, 2018
ASSETS
Current assets:
Cash	$–	$–
Total Current Assets	–	–
Total assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts Payable and Accrued Liabilities	$84,773	$109,752
Accounts Payable-Related Party	221,031	159,781
Accrued Interest	75,835	46,533
Notes Payable	258,796	214,946
Stock Payable	115,496	115,496
Total liabilities	755,931	646,508

Stockholders' deficit:
Preferred Stock; Par Value $0.00001 100,000,000 shares authorized 0 issued and outstanding as of January 31, 2019 and 2018	–	–
Common stock; $0.00001 par value authorized 300,000,000; 63,397,094 shares issued and outstanding as of January 31, 2019 and 2018	634	634
Additional Paid in Capital	194,062	194,062
Accumulated Deficit	(950,627)	(841,204)
Total stockholders' deficit	(755,931)	(646,508)

Total liabilities and stockholders' equity	$–	$–

The accompanying notes are an integral part of these financial statements

AVRA INC.

STATEMENTS OF OPERATIONS

	Year Ended January 31, 2019	Year Ended January 31, 2018

Operating Expenses:
General and administrative	$97,780	$90,906
Total Operating Expenses	97,780	90,906

Loss from Operations	$(97,780)	$(90,906)

Other Expenses
Gain on forgiveness of debt	17,659	21,632
Interest Expense, net	(29,302)	(14,549)
Total other income (expense)	(11,643)	(7,083)

Net loss for the period	$(109,423)	$(83,823)

Net loss per share:
Basic and diluted	$–	$–

Weighted average number of shares outstanding:
Basic and diluted	63,397,094	63,397,094

The accompanying notes are an integral part of these financial statements

AVRA, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional		Total
	Number of Shares	Par Value	Paid in Capital	Accumulated Deficit	Shareholders' Equity

BALANCE JANUARY 31, 2016	63,397,067	$634	$194,062	$(681,216)	$(486,520)
Net Loss	–	–	–	(76,165)	(76,165)
BALANCE JANUARY 31, 2017	63,397,067	$634	$194,062	$(757,381)	$(562,685)
Net Loss	–	–	–	(83,823)	(83,823)
BALANCE JANUARY 31, 2018	63,397,067	$634	$194,062	$(841,204)	$(646,508)
Net Loss	–	–	–	(109,423)	(109,423)
BALANCE JANUARY 31, 2019	63,397,067	$634	$194,062	$(950,627)	$(755,931)

The accompanying notes are an integral part of these financial statements

AVRA INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Year Ended January 31, 2019	Year Ended January 31, 2018

Cash flow from operating activities:
Net loss	$(109,423)	$(83,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued Interest	29,302	14,549
Changes in operating assets and liabilities:
Prepaid expenses	–	600
Accounts Payable	(24,979)	44,742
Accounts Payable-related party	61,250	(16,068)
Net Cash used in operating activities	$(43,850)	$(40,000)

Cash flows from financing activities:
Proceeds from note payable	$43,850	$40,000
Net cash provided by financing activities	$43,850	$40,000

Decrease in cash during the period	–	–

Cash, beginning of period	–	–

Cash, end of period	$–	$–

Supplemental disclosure of cash flow information:
Cash paid during the period	-	-
Gain on forgiveness of debt	$(17,659)	$(21,632)

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

February 16, 2018, the Company entered into a convertible note in the principal amount of $18,500, with an unrelated third party. The note carries an annual interest rate of 8% with a maturity date of April 10, 2019. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date.

On August 31, 2018, the Company entered into a convertible note in the principal amount of $7,850, with an unrelated third party. The note carries an annual interest rate of 8% with a maturity date of August 31, 2019. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date.

On December 27, 2018, the Company entered into a convertible note in the principal amount of $12,000, with an unrelated third party. The note carries an annual interest rate of 8% with a maturity date of December 27, 2019. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date.

On August 31, 2018 and December 27, 2018, the Company entered into convertible notes in the principal amount of $3,000 and $2,500 respectively, with two unrelated third parties. The notes carry an annual interest rate of 8% with maturity dates of August 31 2019, and December 27, 2019. The debt is due on the maturity date and can be paid in either cash or with the Company’s common stock at a fixed price of $0.005 The Note also, provides for a default interest rate of 15% if the note is unpaid past the maturity date.

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

Name and Principal Position	Fiscal Year Ended 6/30	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Stephen Shepard	2019	60,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President, CEO, Treasurer and Director	2018	60,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Xiaojian Lu	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and Director	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Stephen Shepherd	35,333,333	55.73%
Xiaojian Lu	0	–
Directors and Executive Officers as a Group (2 persons)	35,333,333	55.73%

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

	Years Ended
	January 31, 2019	January 31, 2018
Audit Fees	$9,500	$9,500
Audit Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$9,500	$9,500

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

AVRA INC.
(Registrant)

Dated: January 13, 2021	/s/ Everett Dickson
Everett Dickson
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

